Form 10-K
period 2020-12-31
5:01 Acquisition Corp.
filed 2021-03-17
CIK 1823465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission file number: 001-39612

5:01 ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-2790755 (I.R.S. Employer Identification No.)
501 Second Street San Francisco, California (Address of principal executive offices)	94107 (Zip Code)
(415) 993-8570
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.0001 per share	FVAM	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐
The registrant was formed on August 31, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of June 30, 2020. The registrant’s Class A common stock began trading on the Nasdaq Capital Market on October 14, 2020. The aggregate market value of Class A common stock held by non-affiliates of the registrant based upon the closing sale price of the Class A common stock on December 31, 2020, as reported on The Nasdaq Capital Market, was approximately $84.0 million.
As of March 12, 2021, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding, and 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SIGNATURES
References to the “Company,” “our,” “us” or “we” refer to 5:01 Acquisition Corp., a blank check company incorporated on company incorporated in Delaware on August 31, 2020. References to our “Sponsor” refer to 5:01 Acquisition LLC, an entity affiliated with two of our directors, or the Sponsor.
This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this report are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. While we are not aware of any misstatements regarding any such third-party information presented in this report, we have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. None of the industry publications referred to in this report were prepared on our or on our affiliates’ behalf or at our expense. Our business is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A. “Risk Factors,” which could cause results to differ materially from those expressed in these publications and other publicly available information.

The sources of certain statistical data, estimates and forecasts contained in this report are the following independent industry publications or reports: EvaluatePharma® World Preview 2020, Outlook to 2026, July 2020, Evaluate Ltd, and www.pitchbook.com, accessed March 4, 2021, PitchBook Data, Inc.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•
our ability to complete our initial business combination;

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•
our potential ability to obtain additional financing to complete our initial business combination;

•
our pool of prospective target businesses;

•
the ability of our officers and directors to generate a number of potential investment opportunities;

•
the ability to have our securities continue to be listed on Nasdaq, including following a business combination;

•
our public securities’ potential liquidity and trading;

•
our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;

•
the potential market for our securities; or

•
our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future results. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY
Investing in our Class A common stock involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under Item 1A. “Risk Factors.”
•
We are a newly formed blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

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

PART I
ITEM 1.   BUSINESS.
Introduction
We are a newly organized blank check company incorporated in August 2020 as a Delaware corporation whose primary business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any potential business combination target and we have not generated any operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.
We intend to initially focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business. In particular, we intend to target early stage North American or European companies in the biotechnology sector of the healthcare industry where our management has extensive investment and operational experience. We may also pursue a transaction in which our stockholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.
Our Founders
Our sponsor is an affiliate of 5AM Venture Management, LLC, or 5AM, a leading venture capital firm focused on building next-generation life science companies solving important healthcare needs with cutting-edge breakthroughs in medicine and science. Founded in 2002, 5AM has invested over $1.2 billion in 88 companies across biotechnology, drug delivery technology and other life sciences sectors of the healthcare industry, with 48 active investments in its portfolio. We believe that 5AM’s track record of investing in early stage companies that subsequently are acquired or complete initial public offerings, or IPOs, at a preclinical or early clinical stage indicates that early stage investing is a “sweet spot” for 5AM. 5AM’s portfolio companies aim to spearhead novel approaches to prevent and treat a wide range of medical conditions. As of the date of this Annual Report on Form 10-K, the U.S. Food and Drug Administration, or FDA, had approved, cleared or authorized 15 products that were developed by 5AM portfolio companies, and 5AM’s portfolio companies have enrolled over 50,000 patients in more than 35 clinical trials.
5AM’s 27 in-house investment professionals, venture partners and advisors possess strong scientific, medical, operational, legal and finance expertise. The 5AM team combines the talents of established venture capitalists, entrepreneurs, operating executives and leading scientists. Outside of their engagement with 5AM, 5AM’s team members have served as senior executives, chairpersons, board members, employees and/or advisors at life science companies such as Affymax, Affymetrix, Aileron Therapeutics, Akcea Therapeutics, Alkermes, Amgen, Blueprint Medicines, Bristol Myers Squibb, Catalytica Pharmaceuticals, Cubist Pharmaceuticals, CV Therapeutics, Editas Medicine, F. Hoffmann-La Roche, Genentech, GlaxoSmithKline, Heptares Therapeutics, Ingenuity Systems, LJL BioSystems, Merck & Co., Millennium Pharmaceuticals, Moderna Therapeutics, Novartis, Novo Nordisk, Nurix Therapeutics, Nycomed Salutar, Praxis Precision Medicines, Proteostasis Therapeutics, PTC Therapeutics, Relay Therapeutics, Sage Therapeutics, Sanofi Genzyme, Stemcentrx, uniQure, Verge Genomics and XenoPort. Most 5AM team members have forged long working relationships together and their mutual respect and cohesiveness is vital to 5AM’s long-term performance.
The 5AM team has compiled a long-term record as operating executives, scientists, and investment professionals in the life science industry and has invested in several successful, innovative and valuable life science companies. Since its inception in 2002 through the date of this Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 88 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 18 companies have been acquired and 18 companies have successfully completed their IPOs. Of the 18 companies that have successfully completed their IPOs, 5AM Ventures team members hold or have held Chairman or director roles in 14 of these companies after going public. Recent representative investments include: Akouos (Nasdaq: AKUS), Aprea Therapeutics (Nasdaq: APRE), Artiva Biotherapeutics, Arvinas (Nasdaq: ARVN), Audentes Therapeutics (Nasdaq: BOLD, prior to acquisition by Astellas Pharma for approximately $3.0 billion),

BlueLight Therapeutics, Cabaletta Bio (Nasdaq: CABA), Cidara Therapeutics (CDTX), Cleave Therapeutics, CinCor Pharma, Crinetics Pharmaceuticals (Nasdaq: CRNX), EnLiven Therapeutics, Entrada Therapeutics, Escient Pharmaceuticals, Expansion Therapeutics, Faraday Pharmaceuticals, Homology Medicines (Nasdaq: FIXX), Ideaya Biosciences (Nasdaq: IDYA), Impel NeuroPharma, Kinaset Therapeutics, Neurogastrx, Nido Biosciences, NodThera, Nouscom, Novome, Novira Therapeutics (which was acquired by Johnson & Johnson for an undisclosed sum), Pearl Therapeutics (which was acquired by AstraZeneca for up to $1.15 billion), Pear Therapeutics, RallyBio, Relypsa (Nasdaq: RLYP, prior to acquisition by Galenica for approximately $1.5 billion), scPharmaceuticals (Nasdaq: SCPH) and Vor Biopharma (Nasdaq: VOR).
Our Management Team
Members of our management team have spent most of their careers investing in the life science industry and have worked together over many years to help create stockholder value for 5AM’s portfolio companies. We believe that our management team is well-positioned to take advantage of the growing set of acquisition and investment opportunities within the biotechnology sector. Our management team (including our board members) have extensive experience in the sector as executives and directors for both publicly-listed and privately-owned companies. We believe our management team’s and directors’ experience with acquisitions, divestitures, corporate strategy and implementation will significantly benefit us as we evaluate potential acquisition or merger candidates. See Item 10 “Directors, Executive Officers and Corporate Governance” for more information regarding our management team.
The past performance of the members of our management team, 5AM or their respective affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management, 5AM or any of their respective affiliates’ or managed funds’ performance as indicative of our future performance.
Competitive Advantages
We believe that our management team is well-positioned within the biotechnology sector to identify potential opportunities for the reasons outlined below:
•
Track Record of Success: Members of our management team have established long-term track records as operating executives, scientists, and investment professionals in the biotechnology industry and have invested in several successful, innovative and valuable biotechnology companies. Since its inception in 2002 through the date of this Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 88 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 18 companies been acquired and 18 companies have successfully completed their IPOs.

•
Extensive Transaction Sourcing: We believe our management team has access to high-quality deal flow, due in large part to their broad range of industry contacts, 5AM’s high profile in the biotechnology venture community and 5AM’s entrepreneurial scientific advisors. We place great emphasis on building and maintaining relationships throughout the global biotechnology industry (with executives, entrepreneurs, researchers, academics, venture capitalists, attorneys and bankers), which we believe will potentially give us access to attractive deal flow for a potential initial business combination. We expect our management team’s reputation at 5AM for having a well-defined focus and deep industry expertise will also attract referrals from industry colleagues. 5AM’s team sources, reviews and builds relationships with hundreds of early stage private investments every year. Many of these companies may not be known to late stage or public investors, and thus we believe our management team is in a strong position to identify attractive early stage investment and acquisition opportunities due to our relationship with 5AM.

•
Driving Value Creation Through Hands-on Involvement: 5AM and our management team have a history of working closely with portfolio companies as “operator friendly” company builders. The in-house 5AM team assists its portfolio company management teams by providing business, scientific, financial, intellectual property, recruiting and deal-making advice and often takes a hands-on approach to help devise strategic plans and drive stockholder value. We believe that input into operating plans, strategy and portfolio company management team development has a major impact on creating and realizing stockholder value. We believe that our management team’s blend of operating and investment experience will help us identify transformational technologies and subsequently assist companies in maximizing their potential value. Further, 5AM’s and our management team’s experience in building teams and shaping strategy provides us with deep experience in pursuing early stage acquisition targets, with potentially broad platform technologies.
•
Broad Experience Across Private and Public Markets: 5AM has an established track record investing out of its six early stage life sciences venture capital funds as well as its first fund targeting investments in later stage private companies, called 5AM Opportunities I. 5AM Opportunities I was raised in 2018, and as of December 31, 2020, has generated strong returns, based on its portfolio of investments in five publicly traded companies and six late clinical-stage privately held companies. Over the past four years, nine 5AM portfolio companies have completed a successful IPO, leading to meaningful realized and unrealized returns, as of December 31, 2020. During their time at 5AM, current 5AM team members have served as directors on the board for 14 biotechnology companies that successfully completed IPOs.

•
Deep Relationships Across the Biotechnology Ecosystem: 5AM maintains extensive relationships with senior business development and R&D leadership across the biotechnology ecosystem, which we believe provides important access to high quality deal flow, top level talent, and significant insights into industry trends. Further, we believe that these relationships are attractive for potential portfolio companies because they may provide portfolio companies access to direct communication with senior leadership throughout the industry, allowing 5AM’s portfolio companies to explore potential strategic opportunities and exits. Companies affiliated with 5AM access the firm’s network of senior leadership through regular events including 5AM’s Portfolio Day attended by heads of business development from many major pharmaceutical companies, and the rEVOLUTION Symposium attended by senior R&D leadership of several biotechnology companies. Multiple 5AM portfolio therapeutics companies have been acquired by strategic purchasers, including by Amgen, Astellas Pharma, AstraZeneca, Biotie, EntreMed, Johnson & Johnson, Mallinckrodt Pharmaceuticals, Novo Nordisk, Roche, Takeda Pharmaceutical, The Medicines Company, Vifor Pharma, and WuXi AppTec.

Acquisition Strategy
We believe that our management team is well-positioned to identify attractive acquisition opportunities as a result of our reputation, experience and track record of successful investments. Our acquisition strategy is to identify an attractive opportunity within our target industry that offers attractive risk-adjusted equity returns for our stockholders.
As an affiliate of 5AM, we benefit from our access to 5AM’s infrastructure, in-house personnel, network and relationships. The 5AM team reviews hundreds of potential targets annually, with as many as 10 targets in active due diligence at a time. 5AM’s intensive due diligence efforts can range in duration from weeks to months and evaluate substantially all aspects of a potential target, including scientific, development, competitive, financial, management, deal structure and intellectual property assessments. 5AM’s ability to track companies supports identification of companies that our management is familiar with, that have raised venture capital financing and that may benefit from accessing the public markets. Further, we believe that the size of our offering will support a focus on companies which fall in 5AM’s “sweet spot” of investing and will differentiate us from larger special purpose acquisition companies, or SPACs, that may focus on later stage opportunities.
We believe that certain biotechnology companies will see material benefits from being publicly-traded, including greater access to capital, and more liquid securities. Based on 5AM’s and our management team’s experience as active participants in private financings and subsequent IPOs, we believe that we can provide a potential acquisition target with a fast and efficient path to going public by potentially combining a crossover financing and public offering into a single transaction, with a known investor syndicate and acquisition price negotiated upfront. Further, some SPAC merger events may include earnouts, and we believe that in some cases, the use of earnouts in SPAC merger events may positively distinguish merging with a SPAC from traditional IPOs, and may provide greater flexibility in pursuing early stage companies, while also providing assurance that investors and other equity holders in the private company can participate in the value creation through the granting of additional equity.
We have identified the following criteria to evaluate prospective target businesses, although we may decide to enter into our initial business combination with a target business that does not meet these criteria. We intend to acquire one or more companies that we believe exhibit the following qualities:
•
Scientifically Differentiated: companies that are built on cutting-edge technologies and grounded in breakthrough science, specifically companies that are based on novel treatment modalities.

•
Early Stage Companies: companies that have either (i) not established human proof-of-concept in clinical trials, but offer strong mechanistic rationale and preclinical data to support our conviction in future success and meaningful value creation, or (ii) established early clinical human proof-of-concept.

•
Addressing High Unmet Needs: companies addressing areas of significant unmet medical need that also represent meaningful commercial opportunities.

•
Providing Significant Benefits to Patients: companies developing therapies that have the potential to alter or significantly enhance the treatment paradigm for patients and physicians.

•
Unique Competitive Positioning: companies developing therapies that are well-positioned to be potential “best-in-class” or “first-in-class” therapies in their respective categories and are expected to maintain a competitive advantage in the long-term.

•
Risk Diversification: companies with novel technology platform(s) or multiple assets under development that would offer risk diversification and opportunity to realize value inflection through multiple avenues.

•
Value Arbitrage: companies with embedded or under-capitalized growth opportunities that are not widely recognized.

•
Experienced Management Team: companies led by strong management and scientific teams that provide a platform for us to further develop the target’s management capabilities.

•
Benefit from Being a Public Company: companies that would benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

•
Experienced Investor Base: companies that have been funded to date by experienced biotechnology investors including venture capitalists, pharmaceutical companies and other institutional investors who have also provided strategic inputs to the company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the Securities and Exchange Commission, or SEC.
Industry Opportunity
We believe that the biotechnology industry represents a significant and growing target market with a large number of potential acquisition opportunities. We believe that our investment strategy seeks to capitalize on the macro-environmental trends within the biotechnology industry. We believe that the biotechnology industry is attractive for a number of reasons, including:
•
Large and Growing End Markets: Global prescription drug sales are expected to grow from approximately $870 billion in 2019 to over $1.4 trillion in 2026, according to EvaluatePharma® World Preview 2020 report from July 2020 by Evaluate Ltd., driven by an aging population, increased prevalence of chronic disease and improved access to healthcare.

•
Medical Breakthroughs and Innovation: There has been a significant acceleration of medical research in recent years, leading to a better understanding of the molecular origins of disease and the identification of new potential targets for therapeutic intervention. The biotechnology industry has also recently experienced an acceleration in discovery and validation of novel emerging treatment modalities such as genetic medicines and cell therapy, among others. Significant breakthroughs in medicine and science are leading to attractive investment opportunities.

•
Strong Equity Market Environment: New biotechnology companies have been created at a significant pace over recent years, with a total of about 300 biotechnology companies completing IPOs in the United States between 2015 and 2020. Despite the equity market volatility resulting from the COVID-19 pandemic, 2020 was a record year for biotechnology companies completing IPOs with more than $13.5 billion of capital raised in 81 IPOs and $41 billion of capital raised in 258 follow-ons, according to an analyst report.

•
Need for External Innovation at Larger Pharmaceutical Companies: Large and mid-cap pharmaceutical companies have become avid acquirers of biotechnology companies. They not only have the resources to acquire smaller biotechnology companies, but also the need to replenish their pipelines via external innovation. This has resulted in over 1,900 mergers and acquisition transactions within the biotechnology industry since 2015 through 2020, totaling more than $920 billion during this time period, according to data made available by PitchBook Data, Inc.

•
Supportive Regulatory Environment: The significant pace of innovation is also reflected in the FDA’s recent drug approval rates, which have increased from 182 drug approvals in the five-year period from 2011 to 2015, to 228 drug approvals in the five year period from 2016 to 2020, reaching an all-time high in 2018.

We believe early stage biotechnology companies will be significant creators of the future generations of medicines, and that we are well-positioned to benefit from this value creation via our investment and acquisition strategy.
Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO offering and the private placement, additional placements of our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that is preclinical and is not yet at the stage of commercial sales and marketing), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.
5AM is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we will not consider a business combination or co-investment opportunity with any company that has already been selected by 5AM as a suitable candidate for it, unless 5AM, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with 5AM’s applicable existing and future policies and procedures.

Subject to the requirement that our initial business combination must satisfy the 80% of net assets test at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in our company to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
In addition, our sponsor has indicated an interest to purchase $25,000,000 of our shares of Class A common stock in a private placement that would occur concurrently with the consummation of our initial business combination. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares. If we sell shares of Class A common stock to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our shares of Class A common stock is greater than the price per share paid in the private placement, the private placement will result in value dilution to you.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, because many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conferences. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with 5AM, our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with such a company, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of the foregoing, unless we have obtained (i) an opinion from an independent investment banking or accounting firm as to the fair market value of the target business and that the business combination is fair to our unaffiliated stockholders from a financial point of view, (ii) the approval by our audit committee and (iii) the approval of a majority of our disinterested and independent directors. In no event will our sponsor or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).
Selection of a Target Business and Structuring of a Business Combination
Subject to the requirement that our initial business combination must satisfy the 80% of net assets test at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority stockholders of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that is preclinical and is not yet at the stage of commercial sales and marketing), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of potential or actual customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring costs and will reduce the funds we can use to complete another business combination. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Fair Market Value of Target Business or Businesses
The target business or businesses or assets with which we effect our initial business combination must satisfy the 80% of net assets test at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.
The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking or accounting firm as to the fair market value of the target business or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.
Lack of Business Diversification
For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:
•
subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•
cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination
In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to have their public shares redeemed, regardless of whether they vote for or against (or vote at all with respect to) the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to exercise redemption rights with respect to any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act of 1934, as amended, or the Exchange Act, which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.
We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing that may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Stockholders may therefore have to wait 24 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.
Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to exercise redemption rights with respect to any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 2,913,541 of our public shares (or approximately 35.3% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that the initial stockholders do not purchase any shares of Class A common stock in the after-market).
If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption/Tender Rights
At any meeting called to approve an initial business combination, public stockholders may seek to exercise redemption rights with respect to their public shares, regardless of whether they vote for or against (or vote at all with respect to) the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid; provided that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to exercise redemption rights with respect to any public shares or private shares held by them to receive their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, holders other than our initial stockholders will always have the ability to vote against a proposed business combination and not seek redemption of their shares.
Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his or her public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.
Our initial stockholders, officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, no matter when acquired.
We may also require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our amended and restated certificate of incorporation (1) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her redemption rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. As a result, if we require public stockholders who wish to have their shares of Class A common stock redeemed to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to. The redemption rights will include the requirement that a beneficial holder must identify itself in order to have its shares validly redeemed.
There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the holder exercising redemption rights. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to redeem or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their redemption or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).
If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption or tender rights would not be entitled to have their shares redeemed to receive the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.
Liquidation of Trust Account if No Business Combination
If we do not complete a business combination within 24 months from the closing of our IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), redeem 100% of the outstanding public shares (including any public shares sold in the IPO or any public shares that our initial stockholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.
We will seek to have all third parties (including any vendors, other than our independent registered public accounting firm, or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriter in our IPO will execute such a waiver agreement.
As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of the required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Our board of directors has evaluated our sponsor’s financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that it will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us (subject to our obligations under Delaware law to provide for claims of creditors as described below).
If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our initial stockholders have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.
Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us redeem their respective shares of Class A common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption amount received by public stockholders may be less than $10.00.
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
Amended and restated certificate of incorporation
Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (1) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will, in each case, provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•
prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to have their shares of Class A common stock redeemed, regardless of whether they vote for or against (or vote at all with respect to) the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares of Class A common stock to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

•
we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•
if our initial business combination is not consummated within 24 months of the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Class A common stock;

•
immediately after the consummation of our IPO, a certain amount of the net offering proceeds and certain other amounts as specified in our IPO registration statement shall be placed into the trust account (accordingly approximately $82.6 million ($10.00 per share) of the net proceeds of the sale of the shares in the IPO and the private placement were placed in a trust account);
•
we may not consummate any business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with another blank check company as our initial business combination; and

•
prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses that satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.
Employees and Human Capital Resources
We currently have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not currently anticipate having any full time employees prior to the consummation of our initial business combination.
Periodic Reporting and Audited Financial Statements
We have registered our shares of Class A common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Annual Report on Form 10-K, contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board, or IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.
We will be required to evaluate our internal control over financial reporting for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley

Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by The Jumpstart Our Business Startups Act of 2012 , or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
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
ITEM 1A.   RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”) Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.
We are a newly formed blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
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
Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the United States and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
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
We may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 promulgated under the Securities Act, and, such rule, Rule 419. Accordingly, our stockholders are not be afforded the benefits or protections of those rules. Among other things, this means our Class A common stock was immediately tradable following our IPO and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us.
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
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
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
Although we have a stated focus on certain target businesses in North America or Europe, we may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet selected any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will, subject to limited exceptions, have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our Class A common stock may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.
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
Our sponsor holds 1,944,068 shares of our Class B common stock. These shares of Class B common stock will be worthless if we do not consummate an initial business combination. In addition, our sponsor previously purchased from us an aggregate of 365,126 private placement shares at $10.00 per share for a total purchase price of $3,651,260. The private placement shares will also be worthless if we do not consummate our initial business combination. Accordingly, our directors and officers and our sponsor may have a conflict of interest in approving an initial business combination in order to avoid achieving no return on these investments.
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
The net proceeds from our IPO together with the funds we received from the sale of the private placement shares provided us with approximately $82.6 million that we may use to complete our initial business combination.
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
Because we must furnish our stockholders with target business financial statements prepared in accordance with GAAP or IFRS, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination that meets certain financial significance tests include historical and/or pro forma financial statement disclosure. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS as issued by the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 pandemic and the status of debt and equity markets.
The ongoing COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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

•
cultural and language differences;

•
employment regulations;

•
changes in local regulations as part of a response to the COVID-19 pandemic or the outbreak of other infectious diseases;

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
Our Class A common stock is currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provision will be enforced by a court in those other jurisdictions.
These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find either exclusive forum provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We currently maintain our executive offices at 501 Second Street, Suite 350, San Francisco, California 94107. 5AM provides us use of such office space and administrative and support services. While 5AM does not charge us a fee for the use of such office space and services, we may reimburse 5AM for its costs associated therewith. We consider our current office space adequate for our current operations.
ITEM 3.    LEGAL PROCEEDINGS.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
Our Class A common stock began trading on The Nasdaq Capital Market under the symbol “FVAM” on October 14, 2020.
Holders
As of March 12, 2021, there were two holders of record of our Class A common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
Dividends
We have not paid any cash dividends on our shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time and subject to the Delaware law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
ITEM 6.
SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”
Overview
We are a blank check company incorporated in Delaware on August 31, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are not limited to a particular industry or sector for purposes of consummating a business combination. We are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies.
Our sponsor is 5:01 Acquisition LLC, an entity affiliated with two of our directors. The registration statement for our IPO was declared effective October 13, 2020. On October 16, 2020, we consummated the IPO of 8,000,000 shares of our Class A common stock (each, a public share and collectively, the public shares) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to our IPO to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised their over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock, generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).
Simultaneously with the closing of our IPO, we consummated the private placement of 360,000 shares of our Class A common stock (each, a private placement share and collectively, the private placement shares), at a price of $10.00 per private placement share to our sponsor, generating proceeds of $3.6 million. With the closing of the underwriters’ over-allotment on November 12, 2020, we consummated the second closing of the private placement, resulting in the purchase by our sponsor of an aggregate of an additional 5,126 private placement shares, generating gross proceeds of approximately $51,000.
Upon the closing of the IPO and the private placement, $80.0 million ($10.00 per share) of the net proceeds of the sale of the public shares in the IPO and of the private placement shares in the private placement were placed in a trust account located in the United States, and invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account.
In addition, our sponsor agreed to forfeit up to 300,000 shares of our Class B common stock, par value $0.0001, or the founder shares, to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on November 12, 2020 and on November 30, 2020, our sponsor forfeited 235,932 shares of our Class B common stock.
We only have 24 months from the closing of our IPO, or until October 16, 2022, to complete our initial business combination. We refer to this time period as the “Combination Period.” If we are unable to complete a business combination during the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares (including any public shares issued in the IPO or any public shares or shares that the initial stockholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions), which redemption will completely extinguish public stockholders’

rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.
Covid-19
On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.
Results of Operations
Our entire activity since inception up to December 31, 2020 has been related to our formation, IPO, which was consummated on October 16, 2020, and since the IPO, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from August 31, 2020 (inception) through December 31, 2020, we had a net loss of approximately $209,000, which consisted of approximately $163,000 in general and administrative expenses, approximately $47,000 in franchise tax expense, offset by approximately $480 in interest income on the trust account.
Liquidity and Capital Resources
As of December 31, 2020, we had approximately $1.1 million outside of the trust account, approximately $480 of interest income available in the trust account to pay for tax obligations and working capital of approximately $1.3 million.
Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares (as defined below), the related party loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital loans. As of December 31, 2020, there were no amounts outstanding under any working capital loans.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.
Commitments and Contingencies
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
Underwriting Agreement
We granted the underwriter a 45-day option to purchase up to 1,200,000 additional units to cover any over-allotments, at the IPO price less the underwriting discounts and commissions. On November 12, 2020, the underwriter partially exercised the over-allotment option.
The underwriter was entitled to an underwriting discount of $0.20 per share, or $1.6 million in the aggregate, paid upon the closing of the IPO. In addition, $0.35 per share, or $2.9 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
The underwriter received an additional fee of approximately $51,000 upon closing of the underwriter’s over-allotment option and approximately $90,000 in deferred underwriting commissions.
Critical Accounting Policies and Estimates
Investments held in Trust Account
Our portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities. Our investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income held in trust account in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values, or NAV, in which case we use NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 7,593,256 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share
Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income held in the trust account of approximately $480, net of applicable income and franchise taxes of approximately $480 for the period from August 31, 2020 (inception) to December 31, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from August 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $209,000, less net income attributable to Class A common stock of approximately $0, resulting in a net loss of approximately $209,000, by the weighted average number of Class B common stock outstanding for the period.
Recent Accounting Pronouncements
Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our balance sheet.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, as of December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Inherent Limitations on Controls and Procedures
Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, for our company have been or will be detected. As these inherent limitations are known features of the disclosure and financial reporting processes, it is possible to design into the processes safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION.

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our directors and executive officers and their ages as of the date of this Annual Report on Form 10-K are as follows:
Name	Age	Position
Andrew J. Schwab	50	Co-chief executive officer and director
Kush M. Parmar, M.D., Ph.D.	40	Co-chief executive officer and director
Galya D. Blachman, Ph.D., Esq.	44	General counsel and secretary
Rebecca L. Lucia, CFA	48	Chief financial officer and treasurer
Jason R. Ruth, Ph.D.	35	Chief business officer
Daniella Beckman	42	Director
Martin Mackay, Ph.D.	64	Director
Matthew Patterson	49	Director
Samantha Singer	47	Director
Executive Officers
Andrew J. Schwab has served as our co-chief executive officer and as a member of our board of directors since our inception in August 2020. Mr. Schwab also is a Founder and Managing Partner of 5AM. Prior to founding 5AM in 2002, Mr. Schwab was a Principal at Bay City Capital where he was involved with companies such as Cubist Pharmaceuticals, Inc., PTC Therapeutics, Inc., Symyx Technologies, Inc. and Syrrx, Inc. Previously Mr. Schwab was Vice President of Business Development at Digital Gene Technologies, Inc. and a Vice President in the life science investment banking group of Montgomery Securities. At 5AM, he has led the firm’s investments in and served on the boards of BlueLight Therapeutics, Inc., Bird Rock Bio, Inc., Camp4 Therapeutics Corporation, Cleave Therapeutics, Inc., DVS Sciences, Inc. (which was acquired by Fluidigm Corporation), Escient Pharmaceuticals, Inc., Flexion Therapeutics, Inc. (Nasdaq: FLXN), Ikaria, Inc. (which was acquired by Mallinckrodt plc and spun-out Bellerophon Therapeutics, Inc. (Nasdaq: BLPH)), Ilypsa, Inc. (which was acquired by Amgen, Inc.), Miikana Therapeutics, Inc. (which was acquired by EntreMed, Inc.), Novome Biotechnologies, Inc., Panomics Inc. (which was acquired by Affymetrix, Inc.), Pear Therapeutics, Inc., Precision NanoSystems, Inc., Purigen Biosystems, Inc., Synosia Therapeutics Holding AG (which was acquired by Biotie Therapies Corp.), Rarecyte, Inc., The Assay Depot (d.b.a. Scientist.com), TMRW Life Sciences, Inc. and Viveve Medical, Inc. (Nasdaq: VIVE). Mr. Schwab also serves on the boards of trustees of the California Academy of Sciences, Davidson College and the National Venture Capital Association (NVCA). Mr. Schwab received a B.S. with Honors in Genetics & Ethics from Davidson College.
We believe Mr. Schwab is qualified to serve on our board due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.
Kush M. Parmar, M.D., Ph.D. has served as our co-chief executive officer and as a member of our board of directors since our inception in August 2020. Dr. Parmar is also Managing Partner at 5AM and joined in 2010 from Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. Physician Scientist Fellow in the Harvard-MIT Health Sciences and Technology Program. Dr. Parmar serves or has served as a director on the boards of Akouos, Inc. (Nasdaq: AKUS), Arvinas, Inc. (Nasdaq: ARVN), Audentes Therapeutics, Inc. (which was acquired by Astellas Pharma Inc.), Entrada Therapeutics, Inc., Homology Medicines, Inc. (Nasdaq: FIXX), Rallybio Holdings, LLC, scPharmaceuticals, Inc (Nasdaq: SCPH), Vor Biopharma Inc. (Nasdaq: VOR), and Ensoma Inc. He previously served as Acting VP of Strategy and Corporate Development at Novira Therapeutics, Inc. (which was acquired by Johnson & Johnson) and served as board observer for Envoy Therapeutics Inc. (which was acquired by Takeda Pharmaceutical Company Limited), Achaogen, Inc. (Nasdaq: AKAO) and Pulmatrix, Inc. (Nasdaq: PULM). Dr. Parmar serves on the advisory boards of Harvard Medical School, Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation. He is a Fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University and an M.D. from Harvard Medical School.
We believe Dr. Parmar is qualified to serve on our board due to his extensive experience in the biotechnology and biopharmaceutical companies.
Galya D. Blachman, Ph.D., Esq., has served as our general counsel and secretary since September 2020. Dr. Blachman joined 5AM in 2018 and serves as its General Counsel and Chief Compliance Officer. Dr. Blachman joined 5AM from AbbVie where she was on the Legal R&D transactions team. Prior to that, she was a Director in the legal group of Stemcentrx before it was acquired by AbbVie in 2016. Dr. Blachman began her career at Slaughter & May and also practiced intellectual property law at Simmons & Simmons. She currently serves on the board of directors of and as the General Counsel at Biotech Connection Bay Area, a non-profit that focuses on career development for academic scientists. Dr. Blachman received her law degree in England and completed a postgraduate diploma in intellectual property law from Oxford University. She earned a Ph.D. in Pharmacology from Cambridge University and an M.Sc. in Pharmacology from the University of Cape Town, South Africa. She holds a B.Sc. degree in Biochemistry and Hebrew. Dr. Blachman is based in the San Francisco, CA office.
Rebecca L. Lucia, CFA has served as our chief financial officer and treasurer since September 2020. Ms. Lucia joined 5AM in 2016 and serves as its Chief Financial Officer, Chief Operating Officer, and Partner. Ms. Lucia has over 25 years of experience in venture capital, finance, and the life sciences industry. She was previously the CFO for Prospect Venture Partners, a venture capital firm investing in biotechnology and medical device companies. Ms. Lucia also served as CFO for Asset Management Ventures. She held senior finance positions at CV Therapeutics (Nasdaq: CVTX), Chiron Corporation (Nasdaq: CHIR) and at Deloitte. Ms. Lucia has earned a Chartered Financial Analyst designation as well as a Canadian Chartered Accountant designation and received an M.B.A. from Kellogg School of Management. She currently serves on the Board of Directors of VCBC, a VC industry finance organization. Ms. Lucia is based in the San Francisco, CA office.
Jason Ruth, Ph.D. has served as our chief business officer since September 2020. Dr. Ruth is also a Principal at 5AM, which he joined in 2017 from the Broad Institute of MIT and Harvard, where he studied precision medicine and high throughput screening in Levi Garraway’s laboratory as a Postdoctoral Fellow. He serves or has served as an Observer on the boards of directors of Expansion Therapeutics, Inc., Entrada Therapeutics, Inc., Vor Biopharma, Inc. (Nasdaq: VOR), Homology Medicines, Inc. (Nasdaq: FIXX), and Cabaletta Bio Inc. (Nasdaq: CABA). Dr. Ruth also serves as Chief Scientific Officer and as a Scientific Advisory Board member for the Castleman Disease Collaborative Network. He received his Ph.D. in Bioengineering from the University of Pennsylvania as an HHMI-Interfaces Fellow and received a Ruth L. Kirschstein NRSA Predoctoral Fellowship. Dr. Ruth received a B.S. in Biomedical Engineering from the University of California in Irvine. His work is published in journals including Science and Lancet Hematology. Dr. Ruth is based in the Boston, MA office.
Non-Employee Directors
Daniella Beckman.   Ms. Beckman has served on our board of directors since the completion of our IPO. Ms. Bechman has served as the chief financial officer of Tango Therapeutics, Inc. since September 2019. Prior to Tango, Ms. Beckman provided consulting and interim chief financial officer services for early-stage biotechnology companies through Beckman Consulting LLC from November 2015 to September 2019. Prior to consulting, Ms. Beckman was the chief financial officer of Idenix Pharmaceuticals until its acquisition by Merck in 2014. Ms. Beckman serves as Chair of Audit Committee for the boards of directors of Translate Bio, Inc. (Nasdaq: TBIO) and Vor Biopharma, Inc. (Nasdaq: VOR). Ms. Beckman has a B.S. in business administration/accounting from Boston University and is a certified public accountant in Massachusetts.

We believe Ms. Beckman is qualified to serve on our board due to her extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.
Martin Mackay, Ph.D.   Dr. Mackay has served on our board of directors since the completion of our IPO. Dr. Mackay currently is co-founder and chief executive officer of Rallybio, a privately-held early-stage biotechnology company incorporated in January 2018. Previously, Dr. Mackay was Executive Vice President, Head of Research and Development at Alexion from 2013 until 2017. Prior to joining Alexion, Dr. Mackay served as President, Research and Development at AstraZeneca from 2010 to 2013, where he led the research and development (R&D) functions worldwide, including discovery research, clinical development, regulatory affairs, and key related R&D functions. From 1995 to 2010, he held various positions at Pfizer Inc., including Senior Vice President of Worldwide Development, President of Global R&D, President, Pfizer PharmaTherapeutics and was a member of the Executive Leadership Team. From 1986 to 1995, Dr. Mackay worked at Ciba-Geigy (now Novartis) in the United Kingdom and Switzerland, and held various positions in academic research prior to that time. Dr. Mackay obtained a First-Class Honours degree from Heriot-Watt University and his Ph.D. from the University of Edinburgh. His postdoctoral work was conducted at the University of Edinburgh. Dr. Mackay also serves as a board member of Charles River Laboratories (NYSE: CRL), Novo Nordisk (NYSE: NVO) and is a senior advisor to New Leaf Venture Partners.
We believe Dr. Mackay is qualified to serve on our board due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.
Matthew Patterson.   Mr. Patterson has served on our board of directors since the completion of our IPO. Mr. Patterson is the co-founder of Audentes Therapeutics, where he currently serves in the role of strategic advisor. Previously, he served as Audentes’ chief executive officer from inception in November 2012 until its acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson was also Audentes’ chairman of the board of directors and formerly served as President until May 2018. Previously, Mr. Patterson worked for Genzyme Corporation, BioMarin Pharmaceutical, and Amicus Therapeutics. Prior to Audentes he was an Entrepreneur-In-Residence with OrbiMed. Mr. Patterson also currently serves as chairman of the Alliance for Regenerative Medicine, the international advocacy organization representing the gene and cell therapy and broader regenerative medicine sector, and is a member of the board of directors for Homology Medicines, Inc. (Nasdaq: FIXX) and Vor Biopharma, Inc. (Nasdaq: VOR). Mr. Patterson received his B.A. in Biochemistry from Bowdoin College.
We believe Mr. Patterson is qualified to serve on our board due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.
Samantha Singer.   Ms. Singer has served on our board of directors since November 2020. Ms. Singer has served as an Entrepreneur in Residence at Third Rock Ventures, LLC, a venture capital firm, since December 2018. Previously, Ms. Singer served as Chief Operating Officer at The Broad Institute of MIT and Harvard from February 2014 to December 2018. Ms. Singer received her B.S. in Biology / Genetics from the University of Kansas, her M.S. in Molecular Biology from The Rockefeller University and M.B.A. from the Harvard Business School.
We believe Ms. Singer is qualified to serve on our board due to her extensive experience in working with companies and investors in the biotechnology and biopharmaceutical sectors.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Certain Corporate Governance Matters
Code of Ethics
We adopted a code of ethics that applies to all of our officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Identification of Audit Committee and Financial Expert
Our board of directors has a standing audit committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. A copy of the charter is filed as an exhibit to this Annual Report on Form 10-K.
The audit committee is chaired by Ms. Beckman and consists of Ms. Beckman, Dr. Mackay and Mr. Patterson, each of whom is an independent director. Our board of directors has determined that Ms. Beckman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Conflicts of Interest
Investors should be aware of the following potential conflicts of interest:
•
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•
We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers, directors or existing holders, which may raise potential conflicts of interest.

•
Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

The founder shares beneficially owned by our officers and directors will be released from the lock-up arrangement only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private shares. Furthermore, 5:01 Acquisition LLC has agreed that the private shares will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•
the corporation could financially undertake the opportunity;

•
the opportunity is within the corporation’s line of business; and

•
it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of our IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination.
The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:
Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Andrew J. Schwab	BirdRock Bio, Inc.	Biotechnology company	Chairman and director
	BlueLight Therapeutics, Inc.	Biotechnology company	Director
	California Academy of Sciences	Research institute and museum	Director
	Davidson College	Educational organization	Director
	Escient Pharmaceuticals, Inc.	Biotechnology company	Director
	Camp4 Therapeutics Corporation, Inc.	Biotechnology company	Director
	Novome Biotechnologies, Inc.	Biotechnology company	Director
	National Venture Capital Association (NVCA)	Trade association	Director
	Pear Therapeutics, Inc.	Biotechnology company	Director
	Rarecyte, Inc.	Biotechnology company	Director
	Presidio Terrace	HOA Board	Board Member
	Scientist.com	Scientific research e-commerce platform	Director
	TMRW Life Sciences, Inc.	Biotechnology company	Director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners, LLC	Venture capital investment	Managing Member
	5AM Partners II, LLC	Venture capital investment	Managing Member

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
	5AM Partners III, LLC	Venture capital investment	Managing Member
	5AM Partners IV, LLC	Venture capital investment	Managing Member
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Kush M. Parmar	Akouos, Inc.	Biotechnology company	Director
	Ensoma, Inc.	Management consulting company	President, chairman and director
	Entrada Therapeutics, Inc.	Biotechnology company	Director

	Homology Medicines, Inc.	Biotechnology company	Director
	Immuneel Therapeutics Private Limited	Biotechnology company	Co-founder
	RallyBio Holdings, LLC	Biotechnology company	Director
	Vor Biopharma, Inc.	Biotechnology company	Chairman and director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Galya D. Blachman	5AM Venture Management, LLC	Venture capital investment	Officer
	Biotech Connection Bay Area	Nonprofit association	Director and officer
Rebecca L. Lucia	5AM Venture Management, LLC	Venture capital investment	Officer
	VCBC	Nonprofit association	Director
Jason R. Ruth	5AM Venture Management, LLC	Venture capital investment	Principal
	Castleman Disease Collaborative Network	Research organization	Officer
Daniella Beckman	Tango Therapeutics, Inc.	Biotechnology company	Officer
	Translate Bio Inc.	Biotechnology company	Director

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
	Vor Biopharma Inc.	Biotechnology company	Director
Martin Mackay	Rallybio Holdings, LLC	Biotechnology company	Officer
	Charles River Laboratories Intl. Inc.	Laboratory services company	Director
	Novo Nordisk A/S	Biotechnology company	Director
Matthew Patterson	Alliance for Regenerative Medicine	Advocacy organization	Director
	Homology Medicines, Inc.	Biotechnology company	Director
	Vor Biopharma Inc.	Biotechnology company	Director
Samantha Singer	Third Rock Ventures, LLC	Venture capital firm	Entrepreneur in Residence
We have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Further, our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their founder shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of Class A common stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account with respect to these shares if we are unable to complete our initial business combination within the required time frame, but have agreed not to exercise redemption rights with respect to such shares in connection with the consummation of our initial business combination.
All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested and independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested and independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with 5AM, our sponsor, founders, officers or directors, unless we have obtained (i) an opinion from an independent investment banking or accounting firm as to the fair market value of the target business and that the business combination is fair to our unaffiliated stockholders from a financial point of view, (ii) the approval by our audit committee and (iii) the approval of a majority of our disinterested and independent directors. We do not currently anticipate that our sponsor or our co-chief executive officers will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We may in the future amend the terms of our non-employee director compensation policy or enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreement and, accordingly, the compensatory terms for any such agreement have not yet been determined (other than the terms of our non-employee director compensation policy that we adopted in November 2020 is described in more detail in Item 11 “Executive Compensation”).
Our office space and administrative and support services will be provided to us by 5AM. While 5AM will not charge us a fee for the use of such office space and services, we may reimburse 5AM for its costs associated therewith.

ITEM 11.   EXECUTIVE COMPENSATION
Prior to our IPO, we did not pay any cash or equity compensation to our directors. On November 16, 2020, our board of directors adopted a non-employee director compensation policy, effective retroactive to the closing of our IPO for our non-employee directors who were then serving on our board, pursuant to which we will pay each non-employee director $50,000 annually, payable in equal monthly installments, for service on our board of directors. Amounts are pro-rated as appropriate for any non-employee director who does not serve for the full month. Our sponsor transferred 30,000 of its founder shares to each of Ms. Beckman, Dr. Mackay, Mr. Patterson and Ms. Smith when they joined our board of directors.
No executive officer has received any cash compensation for services rendered to us. We do not currently anticipate that compensation of any kind (including finder’s fees, consulting fees or other similar compensation) will be paid to our sponsor or either of our co-chief executive officers, for services rendered to us prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). We may in the future enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreements and, accordingly, the compensatory terms for any such agreements have not yet been determined (other than the terms of our non-employee director compensation policy which we adopted in November 2020).
Our sponsor, members of our management team and their affiliates will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 28, 2021 by:
•
each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•
each of our executive officers and directors; and

•
all of our officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 8,621,399 shares of Class A common stock and 2,064,068 shares of Class B common stock issued and outstanding as of February 28, 2021. Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o 5:01 Acquisition Corp., 501 Second Street, Suite 350, San Francisco, California 94107.
	Beneficial Ownership
	Class A Common Stock		Class B Common Stock		% of Total Voting Power†
Beneficial Owner	Number of Shares	%	Number of Shares	%
5% Stockholders:
5:01 Acquisition LLC(1)	365,126	4.2%	1,944,068	94.2%	21.9%
RA Capital Management, L.P.(2)	750,000	8.7	—	—	8.7
Alyeska Investment Group, L.P.(3)	600,000	7.0	—	—	7.0
BlueCrest Capital Management Limited(4)	600,000	7.0	—	—	7.0
Glazer Capital, LLC(5)	492,008	5.7	—	—	5.7
Directors and Named Executive Officers:
Andrew J. Schwab(1)	365,126	4.2	1,944,068	94.2	21.9
Kush M. Parmar, M.D., Ph.D.(1)	365,126	4.2	1,944,068	94.2	21.9
Galya D. Blachman, Ph.D., Esq.	—	—	—	—	—
Rebecca L. Lucia, CFA	—	—	—	—	—
Jason R. Ruth, Ph.D.	—	—	—	—	—
Daniella Beckman(6)	—	—	30,000	1.5	*
Martin Mackay, Ph.D.(7)	—	—	30,000	1.5	*
Matthew Patterson(8)	—	—	30,000	1.5	*
Samantha L. Singer(9)	—	—	30,000	1.5	*
All executive officers and directors as a group (9 persons)(10)	365,126	4.2%	2,064,068	100.0%	22.7%

†
Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share.

*
Represents less than one percent.

(1)
Mr. Schwab and Dr. Parmar are the managers of our sponsor. 5AM Partners VI, LLC is the general partner of 5AM Ventures VI, L.P., the sole member of our sponsor, and may be deemed to have sole investment and voting power over the shares held by our sponsor. Mr. Schwab and Dr. Parmar may be deemed to share voting and dispositive power over the shares held by our sponsor.
(2)
Based solely on Schedule 13G filed with the SEC on February 16, 2021 by RA Capital Management, L.P. The address for RA Capital Management, L.P. is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(3)
Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Alyeska Investment Group, L.P. The address for Alyeska Investment Group, L.P. is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(4)
Based solely on Schedule 13G filed with the SEC on October 23, 2020 by BlueCrest Capital Management Limited. The address for BlueCrest Capital Management Limited is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey Channel Islands JE2 4HR.

(5)
Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Glazer Capital, LLC. The address for Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, NY 10019.

(6)
Includes 28,750 shares subject to forfeiture.

(7)
Includes 28,750 shares subject to forfeiture.

(8)
Includes 28,750 shares subject to forfeiture.

(9)
Includes 30,000 shares subject to forfeiture.

(10)
Consists of (a) 365,126 shares of Class A common stock and 2,064,068 shares of Class B common stock (including 116,250 shares of Class B common stock subject to forfeiture held by our non-employee directors).

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Below we describe transactions since our formation in August 2020 to which we were a party or will be a party, in which
•
the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

5:01 Acquisition LLC, our sponsor, is an entity affiliated with certain our directors, and is our “promoter,” as that term is defined under the federal securities laws. Our co-Chief Executive Officers and directors, Mr. Schwab and Dr. Parmar, are the managers of our sponsor. 5AM Partners VI, LLC is the general partner of 5AM Ventures VI, L.P., the sole member of our sponsor, and may be deemed to have sole voting power over the shares held by our sponsor.
Issuance of Founder Shares
On September 2, 2020, our sponsor purchased 2,300,000 shares of our initial common stock, which, upon filing of our amended and restated certificate of incorporation, were reclassified into 2,300,000 shares of our Class B common stock, for an aggregate purchase price of $20,000. The founder shares include an aggregate of up to 300,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part. As such option was only partially exercised, 235,932 shares were forfeited and immediately canceled.
Our sponsor has also transferred 30,000 of its founder shares to each of our independent directors when they joined our board of directors. Of these 120,000 founder shares, 116,250 are subject to forfeiture and through completion of the business combination and expiration any related lock-up period, subject to acceleration of vesting in certain circumstances.

Private Placement
Our sponsor purchased an aggregate of 365,126 shares at $10.00 per share for a total purchase price of $3,651,260 on a private placement basis simultaneously with the consummation of our IPO. Of the gross proceeds we received from the sale of the private shares, $2,600,000 were used for estimated offering expenses and $1,000,000 will be used for working capital. If we do not complete our initial business combination within 24 months from the closing of our IPO, the proceeds from the sale of the private shares will be included in the liquidating distribution to the holders of our public shares.
Related Party Loans
On September 3, 2020, our sponsor agreed to provide us financial support sufficient to satisfy our working capital needs until the earlier of the consummation of our IPO or one year from the issuance of our financial statements included in our IPO prospectus. We issued to our sponsor a promissory note in the principal amount of $300,000 in connection with the commitment letter. The promissory note did not bear interest and was payable upon the earlier of one year from the date of issuance or upon consummation of our IPO. Accordingly, we repaid this promissory note upon completion of our IPO.
Working Capital Loans
In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The promissory notes would be paid upon consummation of our initial business combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of our Class A common stock upon completion of our initial business combination. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
Registration and Stockholders Rights
The holders of our founder shares, as well as the holders of the private shares, are entitled to registration and stockholder rights pursuant to an agreement signed in connection with our IPO. The holders of these securities are entitled to make up to three demands that we register such securities, subject to specified conditions. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration and stockholder rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described under “Securities Eligible for Future Sale-Lock-up Arrangement.”
Indication of Interest
Our sponsor has indicated an interest to purchase $25,000,000 of our shares of Class A common stock in a private placement that would occur concurrently with the consummation of our initial business combination. However, because indications of interest are not binding agreements or commitments to purchase, our sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, we are not under any obligation to sell any such shares. If we sell shares of Class A common stock to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our shares of Class A common stock is greater than the price per share paid in the private placement, the private placement could result in value dilution to you.
Cost Reimbursement
We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.
We do not currently anticipate that compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor or either of our co-chief executive officers, for services rendered to us prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). We have adopted a non-employee director compensation policy (see Item 11 “Executive Compensation”) and we may in the future enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreement and, accordingly, the compensatory terms for any such agreement have not yet been determined (other than the terms of our non-employee director compensation policy which is described in Item 11. “Executive Compensation”). 5AM provides us use of office space and administrative and support services. While 5AM does not charge us a fee for the use of such office space and services, we may reimburse 5AM for its costs associated therewith.
Limitation on Liability and Indemnification of Directors and Officers
Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a directors’ and officers’ liability insurance policy that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.
Policy for Approval of Related Party Transactions
Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.
Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested and independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested and independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with 5AM, our sponsor, founders, officers or directors, unless we have obtained (i) an opinion from an independent investment banking or accounting firm as to the fair market value of the target business and that the business combination is fair to our unaffiliated stockholders from a financial point of view, (ii) the approval by our audit committee and (iii) the approval of a majority of our disinterested and independent directors. In no event will our sponsor or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees.   Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from August 31, 2020 (inception) through December 31, 2020, and of services rendered in connection with our IPO, totaled $66,435.
Audit-Related Fees.   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from August 31, 2020 (inception) through December 31, 2020.
Tax Fees.   Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from August 31, 2020 (inception) through December 31, 2020.
All Other Fees.   All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from August 31, 2020 (inception) through December 31, 2020.
Pre-Approval Policy
Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)   The following documents are included as part of this Annual Report on Form 10-K:
1.   Financial Statements — See Index to Consolidated Financial Statements in Item 8.
2.   Financial Statement Schedules — Not Applicable.
3.   Exhibits

5:01 ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
5:01 Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of 5:01 Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 17, 2021

5:01 ACQUISITION CORP.
BALANCE SHEET
December 31, 2020
Assets:
Current assets:
Cash	$1,144,548
Prepaid expenses	206,198
Total current assets	1,350,746
Investments held in Trust Account	82,563,213
Total Assets	$83,913,959
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$24,775
Accrued expenses	19,800
Franchise tax payable	47,125
Total current liabilities	91,700
Deferred underwriting commissions	2,889,696
Total Liabilities	2,981,396
Commitments and Contingencies
Class A common stock; 7,593,256 shares subject to possible redemption at $10.00 per share	75,932,560
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,028,143 shares issued and outstanding (excluding 7,593,256 shares subject to possible redemption)	103
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding	206
Additional paid-in capital	5,209,123
Accumulated deficit	(209,429)
Total stockholders’ equity	5,000,003
Total Liabilities and Stockholders’ Equity	$83,913,959
The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.
STATEMENT OF OPERATIONS
For the Period from August 31, 2020 (inception) to December 31, 2020
General and administrative expenses	$162,781
Franchise tax expense	47,125
Total operating expenses	(209,906)
Interest income from investments held in Trust Account	477
Net Loss	$(209,429)
Weighted average shares outstanding of Class A common stock subject to redemption	8,166,411
Basic and diluted net income per share, Class A common stock subject to redemption	$—
Weighted average shares outstanding of Class A and B common stock not subject to redemption	2,248,153
Basic and diluted net loss per share, Class A and B common stock not subject to redemption	$(0.09)
The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from August 31, 2020 (inception) to December 31, 2020
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	2,300,000	230	19,770	—	20,000
Sale of shares in initial public offering, gross	8,256,273	826	—	—	82,561,904	—	82,562,730
Offering costs	—	—	—	—	(5,091,998)	—	(5,091,998)
Sale of private placement shares to Sponsor in private placement	365,126	37	—	—	3,651,223	—	3,651,260
Forfeiture of Class B common stock			(235,932)	(24)	24		—
Common stock subject to possible redemption	(7,593,256)	(760)	—	—	(75,931,800)	—	(75,932,560)
Net loss	—	—	—	—	—	(209,429)	(209,429)
Balance – December 31, 2020	1,028,143	$103	2,064,068	$206	$5,209,123	$(209,429)	$5,000,003
The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.
STATEMENT OF CASH FLOWS
For the Period from August 31, 2020 (inception) to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(209,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(477)
Changes in operating assets and liabilities:
Prepaid expenses	(206,198)
Accounts payable	13,549
Franchise tax payable	47,125
Accrued expenses	19,800
Net cash used in operating activities	(335,630)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(82,562,736)
Net cash used in investing activities	(82,562,736)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	20,000
Proceeds received from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	82,562,730
Proceeds received from private placement	3,651,260
Offering costs paid	(2,191,076)
Net cash provided by financing activities	84,042,914
Net change in cash	1,144,548
Cash – beginning of the period	—
Cash – end of the period	$1,144,548
Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$11,227
Deferred underwriting commissions in connection with the initial public offering	$2,889,696
Forfeiture of Class B Common Stock	$24
Initial value of Class A common stock subject to possible redemption	$76,154,200
Change in value of Class A common stock subject to possible redemption	$(221,640)
The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
Note 1 — Description of Organization, Business Operations and Basis of Presentation
5:01 Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on August 31, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering (as described below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
The Company’s sponsor is 5:01 Acquisition LLC, an entity affiliated with two of the Company’s directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective October 13, 2020. On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 shares of Class A common stock (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions (Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The Underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock (the “Additional Shares”), generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees) (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 360,000 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $3.6 million (Note 4). Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 5,126 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of approximately $51,000.
Upon the closing of the Initial Public Offering, the Private Placement and the Over-Allotment, approximately $82.6 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement and Over-Allotment were placed in a trust account (“Trust Account”) located in the United States, and invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
In addition, the Sponsor agreed to forfeit up to 300,000 Class B common stock, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option is not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on November 12, 2020; thus, on November 30, 2020, the sponsor forfeited 235,932 shares of Class B common stock.

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
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

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
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
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
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
Liquidity and Capital Resources
As of December 31, 2020, the Company had approximately $1.1 million outside of the Trust Account, approximately $480 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $1.3 million.
The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 — Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, there were no cash equivalents in the Company’s operating cash account.
Investments held in Trust Account
The Company’s portfolio of investments held in trust is comprised solely of money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•
Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. As of December 31, 2020, the investments are observed at Level 1 and there were no transfers.
As of December 31, 2020, the carrying values of accounts payable, accrued expenses, and franchise taxes payable approximate their fair values due to the short-term nature of the instruments.

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 7,593,256 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Net Income (Loss) Per Common Stock
The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income held in the Trust Account of approximately $480, net of applicable income and franchise taxes of approximately $480 for the period from August 31, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the period from August 31, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $209,000, less net income attributable to Class A common stock of $0, resulting in a net loss of approximately $209,000, by the weighted average number of Class B common stock outstanding for the period.
Income Taxes
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be de minimis for the period from August 31, 2020 (inception) through December 31, 2020.

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 Public Shares at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions. The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The Underwriters partially exercised the Over-Allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock (the “Additional Shares”), generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).
Note 4 — Related Party Transactions
Founder Shares and Private Placement Shares
On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Amended and Restated Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Class B common stock, par value $0.0001 (the “Founder Shares”) to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 shares of Class B common stock subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the board of directors and in December, amended the terms of such transfer to clarify that 116,250 shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances.
Concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 360,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $3.6 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 5,126 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of approximately $51,000.
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

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
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
Working Capital Loans
In order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The promissory notes would be paid upon consummation of the initial Business Combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of the Company’s Class A common stock upon completion of the initial Business Combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.
Note 5 — Commitments and Contingencies
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Underwriting Agreement
The underwriter was entitled to an underwriting discount of $0.20 per share, or $1.7 million in the aggregate, paid upon the closing of the Initial Public Offering, Private Placement and partial exercise of the over-allotment option. In addition, $0.35 per share, or $2.9 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preferred shares outstanding.

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 8,621,399 shares of Class A common stock outstanding, including 7,593,256 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.
Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020 235,932 shares of Class B common stock subject to forfeiture were forfeited. As a result of this forfeiture, as of December 31, 2020, the Company had 2,064,068 shares of Class B common stock issued and outstanding.
Note 7 — Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from August 31, 2020 (inception) through December 31, 2020.
The income tax provision (benefit) consists of the following:
December 31, 2020
Current
Federal	$—
State	—
Deferred
Federal	(43,980)
State	—
Valuation allowance	43,980
Income tax provision	$—
The Company’s net deferred tax assets are as follows:
December 31, 2020
Deferred tax assets:
Net operating loss	9,796
Start-up/Organization costs	34,184
Total deferred tax assets	43,980
Valuation allowance	(43,980)
Deferred tax asset, net of allowance	$—
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020, the valuation allowance was approximately $44,000.
There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues

5:01 ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENT
under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:
December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
4.1	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
4.2	Description of Registrant’s Securities.
10.1	Underwriting Agreement, dated October 13, 2020, by and between the Company and BofA Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 16, 2020).
10.2	Investment Management Trust Agreement, dated October 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
10.3	Registration and Stockholder Rights Agreement, dated October 13, 2020, by and among the Company, stockholders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
10.4	Private Placement Class A Common Stock Purchase Agreement, dated October 13, 2020, by and among the Company and the sponsor (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
10.5	Letter Agreement, dated October 13, 2020, by and among the Company, its officers, its directors and sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
10.7	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10-Q (File No. 001-39612) filed with the Securities and Exchange Commission on November 18, 2020).
14.1	Form of Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Amendment No.1 to Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on October 8, 2020).
24.1	Power of Attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
99.1	Form of Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
99.2	Form of Nominating Committee Charter. (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
99.3	Form of Compensation Committee Charter. (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
ITEM 16.   FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2021	5:01 ACQUISITION CORP.
By: /s/ Andrew J. Schwab Name: Andrew J. Schwab Title: Co-Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Schwab and Kush M. Parmar, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Name	Position	Date
/s/ Andrew J. Schwab Andrew J. Schwab	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2021
/s/ Kush M. Parmar Kush M. Parmar, M.D., Ph.D.	Co-Chief Executive Officer and Director	March 17, 2021
/s/ Rebecca L. Lucia Rebecca L. Lucia	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2021
/s/ Daniella Beckman Daniella Beckman	Director	March 17, 2021
/s/ Martin Mackay Martin Mackay, Ph.D.	Director	March 17, 2021
/s/ Matthew Patterson Matthew Patterson	Director	March 17, 2021
/s/ Samantha Singer Samantha Singer	Director	March 17, 2021