Form 10-Q
period 2021-03-31
5:01 Acquisition Corp.
filed 2021-05-07
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-39612

5:01 ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2790755
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

501 Second Street, Suite 350 San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)

(415) 993-8570
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☐

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

As of May 7, 2021, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, and a total of 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

5:01 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, or this Quarterly Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	We are a newly formed blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by 5AM Venture Management, LLC, or 5AM, including our management team, may not be indicative of future performance of an investment in us.

ii

•	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.

•	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.

•	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

•	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

•	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only

•	$10.00 per share, or less than such amount in certain circumstances.

•	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.

•	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021, and we encourage you to refer to that additional discussion. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Further, we undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

5:01 ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$976,548	$1,144,548
Prepaid expenses	207,138	206,198
Total current assets	1,183,686	1,350,746
Investments held in Trust Account	82,567,959	82,563,213
Total Assets	$83,751,645	$83,913,959

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$77,143	$24,775
Accrued expenses	72,744	19,800
Franchise tax payable	48,777	47,125
Total current liabilities	198,664	91,700
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	3,088,360	2,981,396

Commitments and Contingencies

Class A common stock; 7,566,328 and 7,593,256 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	75,663,280	75,932,560

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,055,071 and 1,028,143 shares issued and outstanding (excluding 7,566,328 and 7,593,256 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	106	103
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of March 31, 2021 and Decemer 31, 2020	206	206
Additional paid-in capital	5,478,400	5,209,123
Accumulated deficit	(478,707)	(209,429)
Total stockholders' equity	5,000,005	5,000,003
Total Liabilities and Stockholders' Equity	$83,751,645	$83,913,959

The accompanying notes are an integral part of these condensed financial statements.

5:01 ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$225,207
Franchise tax expense	48,817
Loss from operations	(274,024)
Interest income from investments held in Trust Account	4,746
Net Loss	(269,278)

Weighted average shares outstanding of Class A redeemable common stock	8,256,273
Basic and diluted net income per share, Class A redeemable common stock	$-
Basic and diluted weighted average shares outstanding of Class A and B non-redeemable common stock	2,429,194
Basic and diluted net loss per share, Class A and B non-redeemable common stock	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	1,028,143	$103	2,064,068	$206	$5,209,123	$(209,429)	$5,000,003
Common stock subject to possible redemption	26,928	3	-	-	269,277	-	$269,280
Net loss	-	-	-	-	-	(269,278)	(269,278)
Balance - March 31, 2021 (unaudited)	1,055,071	$106	2,064,068	$206	$5,478,400	$(478,707)	$5,000,005

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(269,278)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(4,746)

Changes in operating assets and liabilities:
Prepaid expenses	(940)
Accounts payable	52,368
Franchise tax payable	1,652
Accrued expenses	52,944
Net cash used in operating activities	(168,000)

Net change in cash	(168,000)

Cash - beginning of the period	1,144,548
Cash - end of the period	$976,548

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$(269,280)

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. During the three months ended March 31, 2021, our entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

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

In addition, the Sponsor agreed to forfeit up to 300,000 Class B common stock, par value $0.0001 (the “Founder Shares”) to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on November 12, 2020; thus, on November 30, 2020, the Sponsor forfeited 235,932 shares of Class B common stock.

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

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $977,000 in cash and working capital of approximately $985,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021 which contains the audited financial statements and the notes thereto.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the “JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company held no cash equivalents outside the Trust Account.

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income held in Trust Account in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering on October 16, 2020.

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 7,566,328 and 7,593,256 shares, respectively, of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $57,000 and $44,000, respectively, which are presented net of a full valuation allowance.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s unaudited condensed statement of operations includes a presentation of loss per common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A redeemable common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $5,000 by 8,256,273, the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share basic and diluted for Class B non-redeemable common stock, was calculated by dividing the net loss (approximately $269,000 less income attributable to Class A redeemable common stock in the amount of $0, resulting in a loss of approximately $269,000), by 2,429,194, the weighted average number of Class B non-redeemable common stock outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per common stock is the same as basic loss per share common stock for the period presented.

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3—Initial Public Offering

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

Note 4—Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Amended and Restated Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the board of directors and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances.

Private Placement Shares

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

5:01 ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The promissory notes would be paid upon consummation of the initial Business Combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of the Company’s Class A common stock upon completion of the initial Business Combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $1.7 million in the aggregate, paid upon the closing of the Initial Public Offering and partial exercise of the over-allotment option. In addition, $0.35 per share, or $2.9 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5:01 ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 8,621,399 shares of Class A common stock outstanding, including 7,566,328 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet. As of December 31, 2020, there were 8,621,399 shares of Class A common stock outstanding, including 7,593,256 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. As a result of this forfeiture, as of March 31, 2021 and December 31, 2020, the Company had 2,064,068 shares of Class B common stock issued and outstanding.

Note 7—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$82,567,959	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$82,563,213	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to May 7, 2021, the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021.

Overview

We are a blank check company incorporated in Delaware on August 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as the initial business combination. We are not limited to a particular industry or sector for purposes of consummating a business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsor is 5:01 Acquisition LLC, an entity affiliated with two of our directors.

The registration statement for our initial public offering, or IPO, was declared effective October 13, 2020 and on October 16, 2020, we issued 8,000,000 shares of our Class A common stock (each, a public share and collectively, the public shares) in our IPO at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock , generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).

Simultaneously with the closing of the IPO, we consummated the private placement of 360,000 shares of Class A common stock (each, a private placement share and collectively, the private placement shares, at a price of $10.00 per share to our sponsor, generating proceeds of $3.6 million.  Simultaneously with the closing of the underwriters’ over-allotment on November 12, 2020, we consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 5,126 private placement shares by our sponsor, generating gross proceeds to us of approximately $51,000.

Upon the closing of the IPO, the private placement and the partial exercise of the underwriters’ over-allotment, approximately $82.6 million ($10.00 per share) of the net proceeds of the sale of the public shares in the IPO and of the private placement shares in the private placement and to the underwriters’ upon partial exercise of the over-allotment option were placed in a  trust account located in the United States, and invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account.

In addition, our sponsor agreed to forfeit up to 300,000 Class B common stock, par value $0.0001, or the founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on November 12, 2020; thus, on November 30, 2020, the remaining 235,932 shares of Class B common stock subject to forfeiture were forfeited.

If we are unable to complete a business combination within 24 months from the closing of the IPO, or October 16, 2022 (or the Combination Period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares (including any public shares sold in the IPO or any public shares or shares that the initial stockholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

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

Results of Operations

During the three months ended March 31, 2021, our entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a loss of approximately $269,000, which consisted of approximately $225,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, offset by approximately $5,000 of interest income from investments held in the trust account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $977,000 in cash held outside of the trust account and working capital of approximately $985,000.

Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital. As of March 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies and estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2020. See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on our balance sheet. See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on that evaluation, as of March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 16, 2020, we consummated the IPO of 8,000,000 shares of our Class A common stock. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $80,000,000. BofA Securities, Inc. acted as the sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249036). The Securities and Exchange Commission declared the registration statement effective on October 13, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “FVAM” on October 14, 2020.

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

We granted the underwriter a 45-day option to purchase up to an additional 1,200,000 shares of Class A common stock at the IPO price of $10.00 per share, less applicable underwriting discounts and commissions, to cover over-allotments, if any. On November 12, 2020, the over-allotment option was exercised as to 256,273 shares for gross proceeds of approximately $2.6 million. Upon exercise of the over-allotment option as to 256,273 shares, our sponsor purchased an additional 5,126 private placement shares at a price of $10.00 per share.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-249036) filed with the Securities and Exchange Commission on September 25, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*             This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2021	5:01 ACQUISITION CORP.

	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)