Form 10-Q
period 2021-06-30
5:01 Acquisition Corp.
filed 2021-08-11
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 11, 2021, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, and a total of 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

5:01 ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, or this Quarterly Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on Nasdaq, including following a business combination;
●	our public securities’ potential liquidity and trading;
●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;
●	the potential market for our securities; or
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	We are a blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by 5AM Venture Management, LLC, or 5AM, including our management team, may not be indicative of future performance of an investment in us.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.

ii

●	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.
●	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission, or the SEC, on March 17, 2021, and we encourage you to refer to that additional discussion. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Further, we undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

5:01 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$785,252	$1,144,548
Prepaid expenses	166,252	206,198
Total current assets	951,504	1,350,746
Investments held in Trust Account	82,570,955	82,563,213
Total Assets	$83,522,459	$83,913,959

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$44,665	$24,775
Accrued expenses	55,900	19,800
Franchise tax payable	79,245	47,125
Total current liabilities	179,810	91,700
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	3,069,506	2,981,396

Commitments and Contingencies
Class A common stock; 7,545,295 and 7,593,256 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	75,452,950	75,932,560

Stockholders' Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,076,104 and 1,028,143 shares issued and outstanding (excluding 7,545,295 and 7,593,256 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	108	103
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of June 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	5,688,728	5,209,123
Accumulated deficit	(689,039)	(209,429)
Total stockholders' equity	5,000,003	5,000,003
Total Liabilities and Stockholders' Equity	$83,522,459	$83,913,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2021	JUNE 30, 2021
General and administrative expenses	$164,013	389,220
Franchise tax expense	49,315	98,132
Loss from operations	(213,328)	(487,352)
Interest income from investments held in Trust Account	2,996	7,742
Net Loss	$(210,332)	$(479,610)

Weighted average shares outstanding of Class A redeemable common stock	8,256,273	8,256,273
Basic and diluted net income per share, Class A redeemable common stock	$—	$—
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	2,429,194	2,429,194
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.09)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	1,028,143	$103	2,064,068	$206	$5,209,123	$(209,429)	$5,000,003
Common stock subject to possible redemption	26,928	3	—	—	269,277	—	269,280
Net loss	—	—	—	—	—	(269,278)	(269,278)
Balance - March 31, 2021 (unaudited)	1,055,071	$106	2,064,068	$206	$5,478,400	$(478,707)	$5,000,005
Common stock subject to possible redemption	21,033	2	—	—	210,328	—	210,330
Net loss	—	—	—	—	—	(210,332)	(210,332)
Balance - June 30, 2021 (unaudited)	1,076,104	$108	2,064,068	$206	$5,688,728	$(689,039)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(479,610)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(7,742)

Changes in operating assets and liabilities:
Prepaid expenses	39,946
Accounts payable	19,890
Franchise tax payable	32,120
Accrued expenses	36,100
Net cash used in operating activities	(359,296)

Net change in cash	(359,296)

Cash - beginning of the period	1,144,548
Cash - end of the period	$785,252

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$(479,610)

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

As of June 30, 2021, the Company had not commenced any operations. During the six months ended June 30, 2021, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

The Company’s sponsor is 5:01 Acquisition LLC, an entity affiliated with two of the Company’s directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective October 13, 2020. On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 shares of Class A common stock (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions (see Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock (the “Additional Shares”), generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 360,000 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $3.6 million (see Note 4). Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 5,126 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of approximately $51,000.

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $785,000 in cash and working capital of approximately $772,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined in Note 4) of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company held no cash equivalents outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments in interest income held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 7,545,295 and 7,593,256 shares, respectively, of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and six months ended June 30, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $101,000 and $44,000, respectively, which are presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company's condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income from investments held in the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021

Class A redeemable common stock
Numerator: Income allocable to Class A redeemable common stock
Income from investments held in Trust Account	$2,996	$7,742
Less: Company's portion available to be withdrawn to pay taxes	(2,996)	(7,742)
Net income attributable to Class A redeemable common stock	$—	$—
Denominator: Weighted average Class A redeemable common stock
Basic and diluted weighted average shares outstanding, Class A redeemable common stock	8,256,273	8,256,273
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Class B non-redeemable common stock
Numerator: Net loss minus net income allocable to Class A redeemable common stock
Net loss	$(210,332)	$(479,610)
Net income allocable to Class A redeemable common stock	—	—
Net loss attributable Class B non-redeemable common stock	$(210,332)	$(479,610)
Denominator: weighted average Class B non-redeemable common stock
Basic and diluted weighted average shares outstanding, Class B non-redeemable common stock	2,429,194	2,429,194
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.09)	$(0.20)

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

Note 4—Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the board of directors and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances.

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

Working Capital Loans

In order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The promissory notes would be paid upon consummation of the initial Business Combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of the Company’s Class A common stock upon completion of the initial Business Combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus and its variants could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 6—Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 8,621,399 shares of Class A common stock outstanding, including 7,545,295 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets. As of December 31, 2020, there were 8,621,399 shares of Class A common stock outstanding, including 7,593,256 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. As a result of this forfeiture, as of June 30, 2021 and December 31, 2020, the Company had 2,064,068 shares of Class B common stock issued and outstanding.

Note 7—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2021
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,570,955	$—	$—

December 31, 2020
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,563,213	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2021.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021.

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

Simultaneously with the closing of the IPO, we consummated the private placement of 360,000 shares of Class A common stock (each, a private placement share and collectively, the private placement shares), at a price of $10.00 per share to our sponsor, generating proceeds of $3.6 million. Simultaneously with the closing of the underwriters’ over-allotment on November 12, 2020, we consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 5,126 private placement shares by our sponsor, generating gross proceeds to us of approximately $51,000.

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

COVID-19

The full long-term impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and subsequent waves, including due to variants of the virus, of the pandemic and related advisories and restrictions. These developments and the long-term impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

Results of Operations

Since August 31, 2020 (inception), our entire activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. We generate non-operating income in the form of investment income from our investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a loss of approximately $210,000, which consisted of approximately $164,000 of general and administrative expenses and approximately $49,000 of franchise tax expense, offset by approximately $3,000 of interest income from investments held in the trust account.

For the six months ended June 30, 2021, we had a loss of approximately $480,000, which consisted of approximately $389,000 of general and administrative expenses and approximately $98,000 of franchise tax expense, offset by approximately $8,000 of interest income from investments held in the trust account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $785,000 in cash held outside of the trust account and working capital of approximately $772,000.

Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital. As of June 30, 2021, there were no amounts outstanding under any working capital loans.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $1.7 million in the aggregate, paid upon the closing of the IPO and partial exercise of the over-allotment option. In addition, $0.35 per share, or $2.9 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies and estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2020. See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for more information.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

With the participation of our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on that evaluation, as of June 30, 2021, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, for our company have been or will be detected. As these inherent limitations are known features of the disclosure and financial reporting processes, it is possible to design into the processes safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.    Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 16, 2020, we consummated the IPO of 8,000,000 shares of our Class A common stock. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $80 million. BofA Securities, Inc. acted as the sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249036). The Securities and Exchange Commission declared the registration statement effective on October 13, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “FVAM” on October 14, 2020.

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

A total of approximately $82.6 million, comprised of net proceeds from the IPO of approximately $80.9 million and approximately $1.7 million of the net proceeds from the sale of shares in a concurrent private placement of Class A common stock, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, the proceeds will not be released from the trust account until the earliest of: (1) the completion of an initial business combination within 24 months from the closing of the IPO, (2) our redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (3) our redemption of 100% of the outstanding public shares if we have not completed a business combination in such required time period.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith

*             The certifications furnished in Exhibit 32.1 hereto pursuant to 18 U.S.C. Section 1350 are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5:01 ACQUISITION CORP.

Dated: August 11, 2021	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)