Form 10-Q
period 2021-09-30
5:01 Acquisition Corp.
filed 2021-11-10
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, and a total of 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

5:01 ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	SIGNATURES

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

5:01 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$650,397	$1,144,548
Prepaid expenses	148,679	206,198
Total current assets	799,076	1,350,746
Investments held in Trust Account	82,572,018	82,563,213
Total Assets	$83,371,094	$83,913,959

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$72,008	$24,775
Accrued expenses	83,145	19,800
Franchise tax payable	119,685	47,125
Total current liabilities	274,838	91,700
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	3,164,534	2,981,396

Commitments and Contingencies
Class A common stock; 8,256,273 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	82,562,730	82,562,730

Stockholders' Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	37	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of September 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	—	—
Accumulated deficit	(2,356,413)	(1,630,410)
Total stockholders' deficit	(2,356,170)	(1,630,167)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$83,371,094	$83,913,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			August 31, 2020
	Three Months	Nine Months	(Inception)
	Ended September	Ended September	through September
	30, 2021	30, 2021	30, 2020
General and administrative expenses	$197,592	$586,813	$1,336
Franchise tax expense	49,863	147,995	16,488
Loss from operations	(247,455)	(734,808)	(17,824)
Interest income from investments held in Trust Account	1,062	8,805	—
Net Loss	$(246,393)	$(726,003)	$(17,824)

Basic and diluted weighted average shares outstanding of Class A common stock	8,256,273	8,256,273	—
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.07)	$—
Basic and diluted weighted average shares outstanding of Class B common stock	2,064,068	2,064,068	2,000,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)
Net loss	—	—	—	—	—	(269,278)	(269,278)
Balance - March 31, 2021	365,126	37	2,064,068	206	—	(1,899,688)	(1,899,445)
Net loss	—	—	—	—	—	(210,332)	(210,332)
Balance - June 30, 2021	365,126	37	2,064,068	206	—	(2,110,020)	(2,109,777)
Net loss	—	—	—	—	—	(246,393)	(246,393)
Balance - September 30, 2021	365,126	$37	2,064,068	$206	$—	$(2,356,413)	$(2,356,170)

For The Period From August 31, 2020 (Inception) Through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	2,300,000	230	19,770	—	20,000
Net loss	—	—	—	—	—	(17,824)	(17,824)
Balance - September 30, 2020	—	$—	2,300,000	$230	$19,770	$(17,824)	$2,176

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From August
	For the Nine Months Ended	31, 2020 (Inception) Through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(726,003)	$(17,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(8,805)	—

Changes in operating assets and liabilities:
Prepaid expenses	57,519	—
Accounts payable	47,233	1,336
Franchise tax payable	72,560	16,488
Accrued expenses	63,345	—
Net cash used in operating activities	(494,151)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	20,000
Proceeds received from note payable - related party	—	300,000
Deferred offering costs paid	—	(31,300)
Net cash provided by financing activities	—	288,700

Net change in cash	(494,151)	288,700

Cash - beginning of the period	1,144,548	—
Cash - end of the period	$650,397	$288,700

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable	$—	$274,566
Deferred offering costs included in accrued expenses	$—	$17,500

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

As of September 30, 2021, the Company had not commenced any operations. During the nine months ended September 30, 2021, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $650,000 in cash and working capital of approximately $524,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined in Note 4) of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021 which contains the audited financial statements and the notes thereto.

Revision to previously reported financial statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including the sale of Additional Shares) and in accordance with ASC 480. The change in the carrying value of the Class A common stock subject to possible redemption at the Initial Public Offering (including the sale of Additional Shares) resulted in a decrease of approximately $5.2 million in additional paid-in capital and a charge of approximately $1.4 million to accumulated deficit, as well as a reclassification of 663,017 Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on October 22, 2020, Form 10-Qs and the Form 10-K will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the condensed balance sheet as of December 31, 2020 was a reclassification of $6.6 million from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company held no cash equivalents outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs associated with the Class A common stock are charged against the carrying value of the Class A common stock subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, the Company issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company's condensed balance sheet. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including the sale of Additional Shares), the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and nine months ended September 30, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $152,000 and $44,000, respectively, which are presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Nine Months Ended		The Period From August 31, 2020
	September 30, 2021		September 30, 2021		(Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted loss per common stock:
Numerator:
Allocation of net loss	$(197,114)	$(49,279)	$(580,802)	$(145,201)	$—	$(17,824)

Denominator:
Basic and diluted weighted average common stock outstanding	8,256,273	2,064,068	8,256,273	2,064,068	—	2,000,000

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$—	$(0.01)

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

Note 4—Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the board of directors and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances. As of September 30, 2021 and December 31, 2020, there were 2,064,068 shares outstanding.

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

Related Party Loans

On September 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This promissory note did not bear interest and was payable upon the consummation of the Initial Public Offering. The Company fully borrowed the $300,000 Note and fully repaid the Note on October 16, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The promissory notes would be paid upon consummation of the initial Business Combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of the Company’s Class A common stock upon completion of the initial Business Combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus and its variants could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 6—Temporary Equity – Class A Common Stock Subject To Possible Redemption

The Company’s Public Shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,256,273 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock issued in the Initial Public Offering and those issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds	$82,562,730
Less:
Class A common stock issuance costs	(5,091,975)
Plus:
Accretion of carrying value to redemption value	5,091,975
Class A common stock subject to possible redemption	$82,562,730

Note 7—Stockholders’ Equity (Deficit)

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 365,126 shares of Class A common stock issued and outstanding, excluding 8,256,273 shares of Class A common stock subject to possible redemption which is included in temporary equity. See Note 6.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. As a result of this forfeiture, as of September 30, 2021 and December 31, 2020, the Company had 2,064,068 shares of Class B common stock issued and outstanding.

Note 8—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2021
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,572,018	$—	$—

December 31, 2020
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,563,213	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the nine months ended September 30, 2021.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021.

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

In addition, our Sponsor agreed to forfeit up to 300,000 Class B common stock, par value $0.0001, or the founder shares to the extent that the overallotment option is not exercised in full by the underwriters. The underwriters partially exercised their over-allotment option on November 12, 2020; thus, on November 30, 2020, the remaining 235,932 shares of Class B common stock subject to forfeiture were forfeited.

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

Risks and Uncertainties

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

For the three months ended September 30, 2021, we had a net loss of approximately $246,000 which consisted of approximately $198,000 of general and administrative expenses and approximately $50,000 of franchise tax expense, offset by approximately $1,000 of interest income from investments held in the trust account.

For the nine months ended September 30, 2021, we had a net loss of approximately $726,000, which consisted of approximately $587,000 in general and administrative expenses and approximately $148,000 in franchise tax expense, offset by approximately $9,000 of interest income from investments held in the trust account.

For the period from August 31, 2020 (inception) through September 30, 2020, we had a net loss of approximately $18,000, which consisted of approximately $1,000 in general and administrative expenses and approximately $17,000 franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $650,000 in cash held outside of the trust account and working capital of approximately $524,000.

Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital. As of September 30, 2021, there were no amounts outstanding under any working capital loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

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

With the participation of our principal executive officer and principal financial officer, our management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on that evaluation, as of September 30, 2021, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 16, 2020, we consummated the IPO of 8,000,000 shares of our Class A common stock. The Class A common stock was sold at a price of $10.00 per share, generating total gross proceeds of $80.0 million. BofA Securities, Inc. acted as the sole book-running manager of the IPO. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249036). The SEC declared the registration statement effective on October 13, 2020. Our shares of Class A common stock began trading on The Nasdaq Capital Market under the ticker symbol “FVAM” on October 14, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

5:01 ACQUISITION CORP.

Dated: November 10, 2021	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)