Form 10-K/A
period 2020-12-31
5:01 Acquisition Corp.
filed 2021-12-09
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-39612

5:01 ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2790755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Second Street San Francisco, California (Address of principal executive offices)	94107 (Zip Code)

(415) 993-8570

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.0001 per share	FVAM	The Nasdaq Capital Market

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

As of December 8, 2021, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding, and 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References to the “Company,” “our,” “us” or “we” refer to 5:01 Acquisition Corp., a blank check company incorporated on company incorporated in Delaware on August 31, 2020. References to our “Sponsor” refer to 5:01 Acquisition LLC, an entity affiliated with two of our directors, or the Sponsor.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of 5:01 Acquisition Corp. for the period from August 31, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 17, 2021 (the "Original Filing")

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock, par value $0.0001 per share, sold in the Company’s initial public offering (the “IPO”) on October 16, 2020 and upon exercise of the underwriters’ over-allotment option (collectively, the “Public Shares”). Historically, a portion of the outstanding Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 6, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of October 16, 2020 (the "Post IPO Balance Sheet"); (ii) audited financial statements included in the Annual Report on Form 10-K for the period from August 31, 2020 (inception) through December 31, 2020, filed with the SEC on March 17, 2021 (“2020 Form 10-K”); (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 7, 2021; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) Note 2 to the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 9A of Part II to this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

•	Part I, Item 1A. Risk Factors
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing.

We have not amended our previously filed Post IPO Balance Sheet, dated October 16, 2020, filed on a Current Report on Form 8-K on October 22, 2020. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K/A, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward- looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which
◾	they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on Nasdaq, including following a business combination;
●	our public securities’ potential liquidity and trading;
●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic or the outbreak of other infectious diseases;
●	the potential market for our securities; or
●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	We are a newly formed blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by 5AM Venture Management, LLC, or 5AM, including our management team, may not be indicative of future performance of an investment in us.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.
●	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.
●	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

Our Founders

Our sponsor is an affiliate of 5AM Venture Management, LLC, or 5AM, a leading venture capital firm focused on building next-generation life science companies solving important healthcare needs with cutting- edge breakthroughs in medicine and science. Founded in 2002, 5AM has invested over $1.2 billion in 88 companies across biotechnology, drug delivery technology and other life sciences sectors of the healthcare industry, with 48 active investments in its portfolio. We believe that 5AM’s track record of investing in early stage companies that subsequently are acquired or complete initial public offerings, or IPOs, at a preclinical or early clinical stage indicates that early stage investing is a “sweet spot” for 5AM. 5AM’s portfolio companies aim to spearhead novel approaches to prevent and treat a wide range of medical conditions. As of the date of the Annual Report on Form 10-K, the U.S. Food and Drug Administration, or FDA, had approved, cleared or authorized 15 products that were developed by 5AM portfolio companies, and 5AM’s portfolio companies have enrolled over 50,000 patients in more than 35 clinical trials.

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

The 5AM team has compiled a long-term record as operating executives, scientists, and investment professionals in the life science industry and has invested in several successful, innovative and valuable life science companies. Since its inception in 2002 through the date of the Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 88 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 18 companies have been acquired and 18 companies have successfully completed their IPOs. Of the 18 companies that have successfully completed their IPOs, 5AM Ventures team members hold or have held Chairman or director roles in 14 of these companies after going public. Recent representative investments include: Akouos (Nasdaq: AKUS), Aprea Therapeutics (Nasdaq: APRE), Artiva Biotherapeutics, Arvinas (Nasdaq: ARVN), Audentes Therapeutics

(Nasdaq: BOLD, prior to acquisition by Astellas Pharma for approximately $3.0 billion), BlueLight Therapeutics, Cabaletta Bio (Nasdaq: CABA), Cidara Therapeutics (CDTX), Cleave Therapeutics, CinCor Pharma, Crinetics Pharmaceuticals (Nasdaq: CRNX), EnLiven Therapeutics, Entrada Therapeutics, Escient Pharmaceuticals, Expansion Therapeutics, Faraday Pharmaceuticals, Homology Medicines (Nasdaq: FIXX), Ideaya Biosciences (Nasdaq: IDYA), Impel NeuroPharma, Kinaset Therapeutics, Neurogastrx, Nido Biosciences, NodThera, Nouscom, Novome, Novira Therapeutics (which was acquired by Johnson & Johnson for an undisclosed sum), Pearl Therapeutics (which was acquired by AstraZeneca for up to $1.15 billion), Pear Therapeutics, RallyBio, Relypsa (Nasdaq: RLYP, prior to acquisition by Galenica for approximately $1.5 billion), scPharmaceuticals (Nasdaq: SCPH) and Vor Biopharma (Nasdaq: VOR).

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

Competitive Advantages

We believe that our management team is well-positioned within the biotechnology sector to identify potential opportunities for the reasons outlined below:

●	Track Record of Success: Members of our management team have established long-term track records as operating executives, scientists, and investment professionals in the biotechnology industry and have invested in several successful, innovative and valuable biotechnology companies. Since its inception in 2002 through the date of the Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 88 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 18 companies been acquired and 18 companies have successfully completed their IPOs.
●	Extensive Transaction Sourcing: We believe our management team has access to high-quality deal flow, due in large part to their broad range of industry contacts, 5AM’s high profile in the biotechnology venture community and 5AM’s entrepreneurial scientific advisors. We place great emphasis on building and maintaining relationships throughout the global biotechnology industry (with executives, entrepreneurs, researchers, academics, venture capitalists, attorneys and bankers), which we believe will potentially give us access to attractive deal flow for a potential initial business combination. We expect our management team’s reputation at 5AM for having a well-defined focus and deep industry expertise will also attract referrals from industry colleagues. 5AM’s team sources, reviews and builds relationships with hundreds of early stage private investments every year. Many of these companies may not be known to late stage or public investors, and thus we believe our management team is in a strong position to identify attractive early stage investment and acquisition opportunities due to our relationship with 5AM.
◾	Driving Value Creation Through Hands-on Involvement: 5AM and our management team have a history of working closely with portfolio companies as “operator friendly” company builders. The in-house 5AM team assists its portfolio company management teams by providing business, scientific, financial, intellectual property, recruiting and deal-making advice and often takes a hands-on approach to help devise strategic plans and drive stockholder

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
●	Broad Experience Across Private and Public Markets: 5AM has an established track record investing out of its six early stage life sciences venture capital funds as well as its first fund targeting investments in later stage private companies, called 5AM Opportunities I. 5AM Opportunities I was raised in 2018, and as of December 31, 2020, has generated strong returns, based on its portfolio of investments in five publicly traded companies and six late clinical-stage privately held companies. Over the past four years, nine 5AM portfolio companies have completed a successful IPO, leading to meaningful realized and unrealized returns, as of December 31, 2020. During their time at 5AM, current 5AM team members have served as directors on the board for 14 biotechnology companies that successfully completed IPOs.
●	Deep Relationships Across the Biotechnology Ecosystem: 5AM maintains extensive relationships with senior business development and R&D leadership across the biotechnology ecosystem, which we believe provides important access to high quality deal flow, top level talent, and significant insights into industry trends. Further, we believe that these relationships are attractive for potential portfolio companies because they may provide portfolio companies access to direct communication with senior leadership throughout the industry, allowing 5AM’s portfolio companies to explore potential strategic opportunities and exits. Companies affiliated with 5AM access the firm’s network of senior leadership through regular events including 5AM’s Portfolio Day attended by heads of business development from many major pharmaceutical companies, and the rEVOLUTION Symposium attended by senior R&D leadership of several biotechnology companies. Multiple 5AM portfolio therapeutics companies have been acquired by strategic purchasers, including by Amgen, Astellas Pharma, AstraZeneca, Biotie, EntreMed, Johnson & Johnson, Mallinckrodt Pharmaceuticals, Novo Nordisk, Roche, Takeda Pharmaceutical, The Medicines Company, Vifor Pharma, and WuXi AppTec.

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

We have identified the following criteria to evaluate prospective target businesses, although we may decide to enter into our initial business combination with a target business that does not meet these criteria. We intend to acquire one or more companies that we believe exhibit the following qualities:

●	Scientifically Differentiated: companies that are built on cutting-edge technologies and grounded in breakthrough science, specifically companies that are based on novel treatment modalities.
●	Early Stage Companies: companies that have either (i) not established human proof-of-concept in clinical trials, but offer strong mechanistic rationale and preclinical data to support our conviction in future success and meaningful value creation, or (ii) established early clinical human proof-of- concept.
●	Addressing High Unmet Needs: companies addressing areas of significant unmet medical need that also represent meaningful commercial opportunities.
●	Providing Significant Benefits to Patients: companies developing therapies that have the potential to alter or significantly enhance the treatment paradigm for patients and physicians.
●	Unique Competitive Positioning: companies developing therapies that are well-positioned to be potential “best-in-class” or “first-in-class” therapies in their respective categories and are expected to maintain a competitive advantage in the long-term.
●	Risk Diversification: companies with novel technology platform(s) or multiple assets under development that would offer risk diversification and opportunity to realize value inflection through multiple avenues.
●	Value Arbitrage: companies with embedded or under-capitalized growth opportunities that are not widely recognized.
●	Experienced Management Team: companies led by strong management and scientific teams that provide a platform for us to further develop the target’s management capabilities.
●	Benefit from Being a Public Company: companies that would benefit from being publicly traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	Experienced Investor Base: companies that have been funded to date by experienced biotechnology investors including venture capitalists, pharmaceutical companies and other institutional investors who have also provided strategic inputs to the company.

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

●	Large and Growing End Markets: Global prescription drug sales are expected to grow from approximately $870 billion in 2019 to over $1.4 trillion in 2026, according to EvaluatePharma® World Preview 2020 report from July 2020 by Evaluate Ltd., driven by an aging population, increased prevalence of chronic disease and improved access to healthcare.
●	Medical Breakthroughs and Innovation: There has been a significant acceleration of medical research in recent years, leading to a better understanding of the molecular origins of disease and the identification of new potential targets for therapeutic intervention. The biotechnology industry has also recently experienced an acceleration in discovery and validation of novel emerging treatment modalities such as genetic medicines and cell therapy, among others. Significant breakthroughs in medicine and science are leading to attractive investment opportunities.
●	Strong Equity Market Environment: New biotechnology companies have been created at a significant pace over recent years, with a total of about 300 biotechnology companies completing IPOs in the United States between 2015 and 2020. Despite the equity market volatility resulting from the COVID-19 pandemic, 2020 was a record year for biotechnology companies completing IPOs with more than $13.5 billion of capital raised in 81 IPOs and $41 billion of capital raised in 258 follow-ons, according to an analyst report.
●	Need for External Innovation at Larger Pharmaceutical Companies: Large and mid-cap pharmaceutical companies have become avid acquirers of biotechnology companies. They not only have the resources to acquire smaller biotechnology companies, but also the need to replenish their pipelines via external innovation. This has resulted in over 1,900 mergers and acquisition transactions within the biotechnology industry since 2015 through 2020, totaling more than $920 billion during this time period, according to data made available by PitchBook Data, Inc.
●	Supportive Regulatory Environment: The significant pace of innovation is also reflected in the FDA’s recent drug approval rates, which have increased from 182 drug approvals in the five-year period from 2011 to 2015, to 228 drug approvals in the five year period from 2016 to 2020, reaching an all-time high in 2018.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Amended and restated certificate of incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (1) that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (2) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will, in each case, provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to have their shares of Class A common stock redeemed, regardless of whether they vote for or against (or vote at all with respect to) the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares of Class A common stock to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated within 24 months of the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Class A common stock;
●	immediately after the consummation of our IPO, a certain amount of the net offering proceeds and certain other amounts as specified in our IPO registration statement shall be placed into the trust account (accordingly approximately $82.6 million ($10.00 per share) of the net proceeds of the sale of the shares in the IPO and the private placement were placed in a trust account);
●	we may not consummate any business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with another blank check company as our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Periodic Reporting and Audited Financial Statements

We have registered our shares of Class A common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as the Annual Report on Form 10-K, contain financial statements audited and reported on by our independent registered public accountants.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, before making a decision to invest in our Class A common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”) Our actual results could differ materially from those anticipated in the forward- looking statements as a result of specific factors, including the risks described below.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per- share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

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

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that would be possible to uncover through a customary amount of due diligence. Additionally, no matter how thorough our due diligence of any target business, we cannot guarantee that factors outside of the target business’ control or outside of our control will not later arise. As a result of these factors, we may be forced to later write- down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock. We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or pursuant to an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of our public stockholders, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock;
●	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our shares of Class A common stock;

●	could cause a change in control if a substantial number of our shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not currently anticipate having any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

We may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our shares of common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination or amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we fail to timely complete a business combination or with respect to any other provision relating to stockholders’ rights or pre- initial business combination activity to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

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

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	changes in local regulations as part of a response to the COVID-19 pandemic or the outbreak of other infectious diseases;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross- border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

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

Risks Related to Ownership of our Class A Common Stock

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the outstanding Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from the Company’s Initial Public Offering through December 31, 2020. Historically, a portion of our outstanding Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its outstanding Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Public Shares, the Company’s management has determined that the outstanding Public Shares include certain provisions that require classification of all of the outstanding Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the outstanding Public Shares, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A, Controls and Procedures included in this Amendment No. 1.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity instruments issued by the Company, including its outstanding Public Shares. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

As a result of such material weakness, the restatement related to the classification and accounting for the outstanding Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our Class A common stock is currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 3.      LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K/A.

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

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K/A. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors.”

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of 5:01 Acquisition Corp. (the “Company”) for the period from August 31, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 17, 2021 (the "Original Filing")

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock, par value $0.0001 per share, sold in the Company’s initial public offering (the “IPO”) on October 16, 2020 and upon exercise of the underwriters’ over-allotment option (collectively, the “Public Shares”). Historically, a portion of the outstanding Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 6, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of October 16, 2020 (the "Post IPO Balance Sheet"); (ii) audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 17, 2021 (“2020 Form 10-K”); (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 7, 2021; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) Note 2 to the unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of the end of each of the Affected Periods or September 30, 2021. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 9A of Part II to this Amendment No. 1.

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

Our sponsor is 5:01 Acquisition LLC, an entity affiliated with two of our directors. The registration statement for our IPO was declared effective October 13, 2020. On October 16, 2020, we consummated the IPO of 8,000,000 shares of our Class A common stock (each, a public share and collectively, the public shares) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to our IPO to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised their over- allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock, generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).

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

Liquidity, Capital Resources and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Presentation of Financial Statements -Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our outstanding Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 8,256,273 shares of Class A common stock subject to possible redemption were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the remeasurement of Class A common stock subject to possible redemption from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 31, 2020 (inception) through December 31, 2020. The remeasurement of the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K/A and is incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 16, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their ages as of the date of the Annual Report on Form 10-K are as follows:

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

Non-Employee Directors

Daniella Beckman. Ms. Beckman has served on our board of directors since the completion of our IPO. Ms. Bechman has served as the chief financial officer of Tango Therapeutics, Inc. since September 2019. Prior to Tango, Ms. Beckman provided consulting and interim chief financial officer services for early- stage biotechnology companies through Beckman Consulting LLC from November 2015 to September 2019. Prior to consulting, Ms. Beckman was the chief financial officer of Idenix Pharmaceuticals until its acquisition by Merck in 2014. Ms. Beckman serves as Chair of Audit Committee for the boards of directors of Translate Bio, Inc. (Nasdaq: TBIO) and Vor Biopharma, Inc. (Nasdaq: VOR). Ms. Beckman has a B.S. in business administration/accounting from Boston University and is a certified public accountant in Massachusetts.

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

Certain Corporate Governance Matters

Code of Ethics

We adopted a code of ethics that applies to all of our officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K/A and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Identification of Audit Committee and Financial Expert

Our board of directors has a standing audit committee that operates under a written charter approved by our board of directors, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq. A copy of the charter is filed as an exhibit to this Annual Report on Form 10-K/A.

The audit committee is chaired by Ms. Beckman and consists of Ms. Beckman, Dr. Mackay and Mr. Patterson, each of whom is an independent director. Our board of directors has determined that Ms. Beckman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.
●	We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers, directors or existing holders, which may raise potential conflicts of interest.
●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

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

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Andrew J. Schwab	BirdRock Bio, Inc.	Biotechnology company	Chairman and director
	BlueLight Therapeutics, Inc.	Biotechnology company	Director
	California Academy of Sciences	Research institute and	Director museum
	Davidson College	Educational organization	Director
	Escient Pharmaceuticals, Inc.	Biotechnology company	Director
	Camp4 Therapeutics Corporation, Inc.	Biotechnology company	Director
	Novome Biotechnologies, Inc.	Biotechnology company	Director
	National Venture Capital Association (NVCA)	Trade association	Director
	Pear Therapeutics, Inc.	Biotechnology company	Director
	Rarecyte, Inc.	Biotechnology company	Director
	Presidio Terrace	HOA Board	Board Member
	Scientist.com	Scientific research e-commerce platform	Director
	TMRW Life Sciences, Inc.	Biotechnology company	Director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners, LLC	Venture capital investment	Managing Member
	5AM Partners II, LLC	Venture capital investment	Managing Member
	5AM Partners III, LLC	Venture capital investment	Managing Member
	5AM Partners IV, LLC	Venture capital investment	Managing Member
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Kush M. Parmar	Akouos, Inc.	Biotechnology company	Director
	Ensoma, Inc.	Management consulting company	President, chairman and director
	Entrada Therapeutics, Inc.	Biotechnology company	Director
	Homology Medicines, Inc.	Biotechnology company	Director
	Immuneel Therapeutics Private Limited	Biotechnology company	Co-founder
	RallyBio Holdings, LLC	Biotechnology company	Director
	Vor Biopharma, Inc.	Biotechnology company	Chairman and director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Galya D. Blachman	5AM Venture Management, LLC	Venture capital investment	Officer
	Biotech Connection Bay Area	Nonprofit association	Director and officer
Rebecca L. Lucia	5AM Venture Management, LLC	Venture capital investment	Officer
	VCBC	Nonprofit association	Director
Jason R. Ruth	5AM Venture Management, LLC	Venture capital investment	Principal
	Castleman Disease Collaborative Network	Research organization	Officer
Daniella Beckman	Tango Therapeutics, Inc.	Biotechnology company	Officer
	Translate Bio Inc.	Biotechnology company	Director
	Vor Biopharma Inc.	Biotechnology company	Director
Martin Mackay	Rallybio Holdings, LLC	Biotechnology company	Officer
	Charles River Laboratories Intl. Inc.	Laboratory services company	Director
	Novo Nordisk A/S	Biotechnology company	Director
Matthew Patterson	Alliance for Regenerative Medicine	Advocacy organization	Director
	Homology Medicines, Inc.	Biotechnology company	Director
	Vor Biopharma Inc.	Biotechnology company	Director
Samantha Singer	Third Rock Ventures, LLC	Venture capital firm	Entrepreneur in Residence

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

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with 5AM, our sponsor, founders, officers or directors, unless we have obtained (i) an opinion from an independent investment banking or accounting firm as to the fair market value of the target business and that the business combination is fair to our unaffiliated stockholders from a financial point of view, (ii) the approval by our audit committee and (iii) the approval of a majority of our disinterested and independent directors. We do not currently anticipate that our sponsor or our co- chief executive officers will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We may in the future amend the terms of our non- employee director compensation policy or enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreement and, accordingly, the compensatory terms for any such agreement have not yet been determined (other than the terms of our non-employee director compensation policy that we adopted in November 2020 is described in more detail in Item 11 “Executive Compensation”).

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post- combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 28, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all of our officers and directors as a group.

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

	Beneficial Ownership
	Class A		Class B		% of
	Common Stock		Common Stock		Total
	Number of		Number of		Voting
Beneficial Owner	Shares	%	Shares	%	Power†
5% Stockholders:
5:01 Acquisition LLC(1)	365,126	4.2%	1,944,068	94.2%	21.9%
RA Capital Management, L.P.(2)	750,000	8.7	—	—	8.7
Alyeska Investment Group, L.P.(3)	600,000	7.0	—	—	7.0
BlueCrest Capital Management Limited(4)	600,000	7.0	—	—	7.0
Glazer Capital, LLC(5)	492,008	5.7	—	—	5.7
Directors and Named Executive Officers:
Andrew J. Schwab(1)	365,126	4.2	1,944,068	94.2	21.9
Kush M. Parmar, M.D., Ph.D.(1)	365,126	4.2	1,944,068	94.2	21.9
Galya D. Blachman, Ph.D., Esq	—	—	—	—	—
Rebecca L. Lucia, CFA	—	—	—	—	—
Jason R. Ruth, Ph.D	—	—	—	—	—
Daniella Beckman(6)	—	—	30,000	1.5	*
Martin Mackay, Ph.D.(7)	—	—	30,000	1.5	*
Matthew Patterson(8)	—	—	30,000	1.5	*
Samantha L. Singer(9)	—	—	30,000	1.5	*
All executive officers and directors as a group (9 persons)(10)	365,126	4.2%	2,064,068	100.0%	22.7%

†

Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share.

*     Represents less than one percent.

(1)	Mr. Schwab and Dr. Parmar are the managers of our sponsor. 5AM Partners VI, LLC is the general partner of 5AM Ventures VI, L.P., the sole member of our sponsor, and may be deemed to have sole investment and voting power over the shares held by our sponsor. Mr. Schwab and Dr. Parmar may be deemed to share voting and dispositive power over the shares held by our sponsor.
(2)	Based solely on Schedule 13G filed with the SEC on February 16, 2021 by RA Capital Management, L.P. The address for RA Capital Management, L.P. is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(3)	Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Alyeska Investment Group, L.P. The address for Alyeska Investment Group, L.P. is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(4)	Based solely on Schedule 13G filed with the SEC on October 23, 2020 by BlueCrest Capital Management Limited. The address for BlueCrest Capital Management Limited is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey Channel Islands JE2 4HR.
(5)	Based solely on Schedule 13G filed with the SEC on February 16, 2021 by Glazer Capital, LLC. The address for Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, NY 10019.
(6)	Includes 28,750 shares subject to forfeiture.
(7)	Includes 28,750 shares subject to forfeiture.
(8)	Includes 28,750 shares subject to forfeiture.
(9)	Includes 30,000 shares subject to forfeiture.
(10)	Consists of (a) 365,126 shares of Class A common stock and 2,064,068 shares of Class B common stock (including 116,250 shares of Class B common stock subject to forfeiture held by our non- employee directors).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Below we describe transactions since our formation in August 2020 to which we were a party or will be a party, in which

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

Issuance of Founder Shares

On September 2, 2020, our sponsor purchased 2,300,000 shares of our initial common stock, which, upon filing of our amended and restated certificate of incorporation, were reclassified into 2,300,000 shares of our Class B common stock, for an aggregate purchase price of $20,000. The founder shares include an aggregate of up to 300,000 shares that were subject to forfeiture to the extent that the underwriter’s over- allotment option was not exercised in full or in part. As such option was only partially exercised, 235,932 shares were forfeited and immediately canceled.

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related- party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of  our disinterested and independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested and independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K/A:
1.	Financial Statements — See Index to Consolidated Financial Statements in Item 8.
2.	Financial Statement Schedules — Not Applicable.
3.	Exhibits

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by October 16, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 17, 2021, except for the

Effects of the restatement disclosed

in Note 2, as to which the date is

December 9, 2021

5:01 ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,144,548
Prepaid expenses	206,198
Total current assets	1,350,746
Investments held in Trust Account	82,563,213
Total Assets	$83,913,959

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$24,775
Accrued expenses	19,800
Franchise tax payable	47,125
Total current liabilities	91,700
Deferred underwriting commissions	2,889,696
Total Liabilities	2,981,396

Commitments and Contingencies

Class A common stock; 8,256,273 shares subject to possible redemption at $10.00 per share	82,562,730

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption)	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding	206
Additional paid-in capital	—
Accumulated deficit	(1,630,410)
Total stockholders' deficit	(1,630,167)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$83,913,959

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from August 31, 2020 (inception) to December 31, 2020

General and administrative expenses	$162,781
Franchise tax expense	47,125
Total operating expenses	(209,906)
Interest income from investments held in Trust Account	477
Net Loss	$(209,429)

Weighted average shares outstanding of Class A common stock	5,428,016
Basic and diluted net loss per share, Class A common stock	$(0.03)
Weighted average shares outstanding of B common stock	2,016,944
Basic and diluted net loss per share, B common stock	$(0.03)

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated - See Note 2

For the Period from August 31, 2020 (inception) to December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	2,300,000	230	19,770	—	20,000
Sale of private placement shares to Sponsor in private placement	365,126	37	—	—	3,651,223	—	3,651,260
Forfeiture of Class B common stock			(235,932)	(24)	24		—
Remeasurement of Class A Common stock to redemption amount	—	—	—	—	(3,671,017)	(1,420,981)	(5,091,998)
Net loss	—	—	—	—	—	(209,429)	(209,429)
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated - See Note 2

For the Period from August 31, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(209,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(477)
Changes in operating assets and liabilities:
Prepaid expenses	(206,198)
Accounts payable	13,549
Franchise tax payable	47,125
Accrued expenses	19,800
Net cash used in operating activities	(335,630)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(82,562,736)
Net cash used in investing activities	(82,562,736)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	20,000
Proceeds received from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	82,562,730
Proceeds received from private placement	3,651,260
Offering costs paid	(2,191,076)
Net cash provided by financing activities	84,042,914

Net change in cash	1,144,548

Cash - beginning of the period	—
Cash - end of the period	$1,144,548

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$11,227
Deferred underwriting commissions in connection with the initial public offering	$2,889,696
Forfeiture of Class B Common Stock	$24

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(as Restated)

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

The Company’s sponsor is 5:01 Acquisition LLC, an entity affiliated with two of the Company’s directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective October 13, 2020. On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 shares of Class A common stock (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions (Note 6). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The Underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock (the “Additional Shares”), generating gross proceeds of approximately $2.6 million , and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 360,000 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $3.6 million (Note 5). Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 5,126 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of approximately $51,000.

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements and Going Concern

Liquidity, Capital Resources and Going Concern

As of December 31, 2020, the Company had approximately $1.1 million outside of the Trust Account, approximately $480 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 5 ), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 17, 2021 (the “Original Filing”), to classify all Public Shares and Additional Shares in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares and Additional Shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares and Additional Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company revised its interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate earnings and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2020 (the “Post-IPO Balance Sheet”), the Original Filing, and the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present all Public Shares and Additional Shares as temporary equity, to recognize the remeasurement of Class A common stock subject to possible redemption from the initial book value to redemption value at the time of its Initial Public Offering and closing of the over-allotment option, and to present earnings per share with earnings and losses shared pro rata between the two classes of shares. As such, these financial statements restate the Company’s previously issued audited financial statements for the period from August 31, 2020 (inception) through December 31, 2020 and the Post-IPO Balance Sheet. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021. The previously presented Affected Quarterly Periods should no longer be relied upon.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$83,913,959	$—	$83,913,959
Total liabilities	$2,981,396	$—	$2,981,396
Class A common stock subject to possible redemption	75,932,560	6,630,170	82,562,730
Preferred stock	—	—	—
Class A common stock	103	(66)	37
Class B common stock	206	—	206
Additional paid-in capital	5,209,123	(5,209,123)	—
Accumulated deficit	(209,429)	(1,420,981)	(1,630,410)
Total stockholders’ equity (deficit)	$5,000,003	$(6,630,170)	$(1,630,167)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$83,913,959	$—	$83,913,959
Shares of Class A common stock subject to redemption	7,593,256	663,017	8,256,273
Shares of Class A common stock	1,028,143	(663,017)	365,126

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 31, 2020 (inception) through December 31, 2020:

For the Period from August 31, 2020 (inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$76,154,200	$(76,154,200)	$—
Change in value of Class A common stock subject to possible redemption	$(221,640)	$221,640	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 31, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A Common Stock
	As Previously Reported	Adjustment	As Restated
For the Period from August 31, 2020 (inception) through December 31, 2020
Net loss	$(209,429)	$—	$(209,429)
Weighted average shares outstanding	8,166,411	—	5,428,016
Basic and diluted earnings per share	$0.00	$(0.03)	$(0.03)

	Earnings Per Share for Class B Common Stock
	As Previously Reported	Adjustment	As Restated
For the Period from August 31, 2020 (inception) through December 31, 2020
Net loss	$(209,429)	$—	$(209,429)
Weighted average shares outstanding	2,248,153	(231,209)	2,016,944
Basic and diluted earnings per share	$(0.09)	$0.06	$(0.03)

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of October 16, 2020:

8-K - October 16, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$82,149,400	$—	$82,149,400
Total liabilities	$3,468,233	$—	$3,468,233
Class A common stock subject to possible redemption	73,681,160	6,318,840	80,000,000
Preferred stock	—	—	—
Class A common stock	99	(63)	36
Class B common stock	230	—	230
Additional paid-in capital	5,032,871	(5,032,871)	—
Accumulated deficit	(33,193)	(1,285,906)	(1,319,099)
Total stockholders’ equity (deficit)	$5,000,007	$(6,318,840)	$(1,318,833)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$82,149,400	$—	$82,149,400
Shares of Class A common stock subject to redemption	7,368,116	631,884	8,000,000
Shares of Class A common stock	991,884	(631,884)	360,000

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Public Shares and Additional Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 8,256,273 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the IPO, the Company recognized the remeasurement of Class A common stock subject to possible redemption from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

Diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 31, 2020 (inception) through December 31, 2020. The remeasurement of the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 6 — Commitments and Contingencies

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 365,126 shares of Class A common stock issued and outstanding, excluding 8,256,273 shares of Class A common stock subject to possible redemption that were classified outside of permanent equity in the accompanying balance sheet (see Note 7).

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

Note 8 — Income Taxes

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 9 — Subsequent Events

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

4.2***	Description of Registrant’s Securities.
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

24.1	Power of Attorney (included on the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.PRE	DEF XBRL Definition Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

*** Previously filed.

ITEM 16.     FORM 10-K/A SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2021	5:01 ACQUISITION CORP.

	By:	/s/ Andrew J. Schwab
Name: Andrew J. Schwab
Title: Co-Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew J. Schwab and Kush M. Parmar, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Andrew J. Schwab	Co-Chief Executive Officer and Director	December 9, 2021
Andrew J. Schwab	(Principal Executive Officer)

/s/ Kush M. Parmar	Co-Chief Executive Officer and Director	December 9, 2021
Kush M. Parmar, M.D., Ph.D.

/s/ Rebecca L. Lucia	Chief Financial Officer and Treasurer
Rebecca L. Lucia	(Principal Financial and Accounting Officer)	December 9, 2021

/s/ Daniella Beckman
Daniella Beckman	Director	December 9, 2021

/s/ Martin Mackay
Martin Mackay, Ph.D.	Director	December 9, 2021

/s/ Matthew Patterson		December 9, 2021
Matthew Patterson	Director

/s/ Samantha Singer
Samantha Singer	Director	December 9, 2021