Form 10-Q/A
period 2021-09-30
5:01 Acquisition Corp.
filed 2021-12-09
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to 5:01 Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of 5:01 Acquisition Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021.

On November 10, 2021, 5:01 Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a subsection of Note 2 entitled “Revision to Previously Issued Financial Statements,” (“Note 2”) that describes a revision to a portion of the Company’s previously issued financial statements for the classification of its Class A common stock, par value $0.0001 per share, sold in the Company’s initial public offering (the “IPO”) on October 16, 2020, including the shares issued upon exercise of the underwriters’ over-allotment option (collectively, the “Public Shares”). As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital, accumulated deficit and Class A common stock.

In connection with the change in presentation for the Public Shares, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 6, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of October 16, 2020 (the “Post IPO Balance Sheet”); (ii) audited financial statements included in the Annual Report on Form 10-K for the period from August 31, 2020 (inception) through December 31, 2020, filed with the SEC on March 17, 2021 (“2020 Form 10-K”); (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 7, 2021; (iv) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (v) Note 2 to the unaudited condensed financial statements included in the Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company restated its financial statements for the Affected Periods in a Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective as of the end of the Affected Periods or September 30, 2021. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

i

5:01 ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 31, 2020 (Inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q/A, or this Quarterly Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

v

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

5:01 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$650,397	$1,144,548
Prepaid expenses	148,679	206,198
Total current assets	799,076	1,350,746
Investments held in Trust Account	82,572,018	82,563,213
Total Assets	$83,371,094	$83,913,959

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$72,008	$24,775
Accrued expenses	83,145	19,800
Franchise tax payable	119,685	47,125
Total current liabilities	274,838	91,700
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	3,164,534	2,981,396

Commitments and Contingencies
Class A common stock; 8,256,273 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020	82,562,730	82,562,730

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	37	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of September 30, 2021 and December 31, 2020	206	206
Additional paid-in capital	—	—
Accumulated deficit	(2,356,413)	(1,630,410)
Total stockholders’ deficit	(2,356,170)	(1,630,167)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$83,371,094	$83,913,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			August 31, 2020
	Three Months	Nine Months	(Inception)
	Ended September	Ended September	through September
	30, 2021	30, 2021	30, 2020
General and administrative expenses	$197,592	$586,813	$1,336
Franchise tax expense	49,863	147,995	16,488
Loss from operations	(247,455)	(734,808)	(17,824)
Interest income from investments held in Trust Account	1,062	8,805	—
Net Loss	$(246,393)	$(726,003)	$(17,824)

Basic and diluted weighted average shares outstanding of Class A common stock	8,621,399	8,621,399	—
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.07)	$—
Basic and diluted weighted average shares outstanding of Class B common stock	2,064,068	2,064,068	2,000,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.07)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)
Net loss	—	—	—	—	—	(269,278)	(269,278)
Balance - March 31, 2021 (as restated)	365,126	37	2,064,068	206	—	(1,899,688)	(1,899,445)
Net loss	—	—	—	—	—	(210,332)	(210,332)
Balance - June 30, 2021 (as restated)	365,126	37	2,064,068	206	—	(2,110,020)	(2,109,777)
Net loss	—	—	—	—	—	(246,393)	(246,393)
Balance - September 30, 2021	365,126	$37	2,064,068	$206	$—	$(2,356,413)	$(2,356,170)

For The Period From August 31, 2020 (Inception) Through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	2,300,000	230	19,770	—	20,000
Net loss	—	—	—	—	—	(17,824)	(17,824)
Balance - September 30, 2020	—	$—	2,300,000	$230	$19,770	$(17,824)	$2,176

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on December 9, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020, is derived from the audited financial statements presented in the Company’s Amendment No. 1 to its Annual Report as amended on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on December 9, 2021. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future interim periods.

Liquidity, Capital resources and Going Concern

As of September 30, 2021, the Company had approximately $650,000 in cash and working capital of approximately $524,000.

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” the Company has until October 12, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022.

Restatement to previously reported financial statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 10, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares and Additional Shares in temporary equity. In accordance with FASB ASC 480-10-S99, “Accounting for Redeemable Equity Instrument”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares and Additional Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares and Additional Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Public Shares and Additional Shares, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Public Shares and Additional Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and closing of the Over-Allotment. As such, the Company is reporting these restatements to those periods in this quarterly report.

The restatement does not have an impact on the Company’s cash position and balance of the Trust Account.

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$83,751,645	$—	$83,751,645
Total liabilities	$3,088,360	$—	$3,088,360
Class A common stock subject to possible redemption	75,663,280	6,899,450	82,562,730
Preferred stock	—	—	—
Class A common stock	106	(69)	37
Class B common stock	206	—	206
Additional paid-in capital	5,478,400	(5,478,400)	—
Accumulated deficit	(478,707)	(1,420,981)	(1,899,688)
Total stockholders’ equity (deficit)	$5,000,005	$(6,899,450)	$(1,899,445)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$83,751,645	$—	$83,751,645
Shares of Class A common stock subject to redemption	7,566,328	689,945	8,256,273
Shares of Class A common stock	1,055,071	(689,945)	365,126

The Company’s statement of stockholders’ deficit has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(269,280)	$269,280	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$83,522,459	$—	$83,522,459
Total liabilities	$3,069,506	$—	$3,069,506
Class A common stock subject to possible redemption	75,452,950	7,109,780	82,562,730
Preferred stock	—	—	—
Class A common stock	108	(71)	37
Class B common stock	206	—	206
Additional paid-in capital	5,688,728	(5,688,728)	—
Accumulated deficit	(689,039)	(1,420,981)	(2,110,020)
Total stockholders’ equity (deficit)	$5,000,003	$(7,109,780)	$(2,109,777)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$83,522,459	$—	$83,522,459
Shares of Class A common stock subject to redemption	7,545,295	710,978	8,256,273
Shares of Class A common stock	1,076,104	(710,978)	365,126

The Company’s statement of stockholders’ deficit has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(479,610)	$479,610	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A Common Stock
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021 (unaudited)
Net loss	$(269,278)	$—	$(269,278)
Weighted average shares outstanding	8,256,273	365,126	8,621,399
Basic and diluted earnings per share	$—	$(0.03)	$(0.03)
For the Three Months Ended June 30, 2021 (unaudited)
Net loss	$(210,332)	$—	$(210,332)
Weighted average shares outstanding	8,256,273	365,126	8,621,399
Basic and diluted earnings per share	$—	$(0.02)	$(0.02)
For the Six Months Ended June 30, 2021 (unaudited)
Net loss	$(479,610)	$—	$(479,610)
Weighted average shares outstanding	8,256,273	365,126	8,621,399
Basic and diluted earnings per share	$—	$(0.05)	$(0.05)

	Earnings Per Share for Class B Common Stock
	As Previously Reported	Adjustment	As Restated
For the Three Months Ended March 31, 2021 (unaudited)
Net loss	$(269,278)	$—	$(269,278)
Weighted average shares outstanding	2,429,194	(365,126)	2,064,068
Basic and diluted earnings per share	$(0.11)	$0.08	$(0.03)
For the Three Months Ended June 30, 2021 (unaudited)
Net loss	$(210,332)	$—	$(210,332)
Weighted average shares outstanding	2,429,194	(365,126)	2,064,068
Basic and diluted earnings per share	$(0.09)	$0.07	$(0.02)
For the Six Months Ended June 30, 2021 (unaudited)
Net loss	$(479,610)	$—	$(479,610)
Weighted average shares outstanding	2,429,194	(365,126)	2,064,068
Basic and diluted earnings per share	$(0.20)	$0.15	$(0.05)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, the Company issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the sale of Additional Shares), the Company recognized the remeasurement of the Class A common stock subject to possible redemption is presented at redemption from initial book value to redemption amount value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and nine months ended September 30, 2021, income tax expense for the period was deemed to be immaterial.

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Nine Months Ended		The Period From August 31, 2020
	September 30, 2021		September 30, 2021		(Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted loss per common stock:
Numerator:
Allocation of net loss	$(197,114)	$(49,279)	$(580,802)	$(145,201)	$—	$(17,824)

Denominator:
Basic and diluted weighted average common stock outstanding	8,621,399	2,064,068	8,621,399	2,064,068	—	2,000,000

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.07)	$(0.07)	$—	$(0.01)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The Class A common stock issued in the Initial Public Offering and those issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds	$82,562,730
Less:
Class A common stock issuance costs	(5,091,998)
Plus:
Accretion of carrying value to redemption value	5,091,998
Class A common stock subject to possible redemption	$82,562,730

501 ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, or this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 17, 2021.

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

Liquidity, Capital Resources and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 16, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

5:01 ACQUISITION CORP.

Dated: December 9, 2021	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)