Form 10-K
period 2021-12-31
5:01 Acquisition Corp.
filed 2022-03-09
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-39612

5:01 ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2790755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Second Street San Francisco, California (Address of principal executive offices)	94107 (Zip Code)

(415) 993-8570

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.0001 per share	FVAM	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $78.7 million based on the closing price on the Nasdaq Stock Market LLC reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2022, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding, and 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References to the “Company,” “our,” “us” or “we” refer to 5:01 Acquisition Corp., a blank check company incorporated in Delaware on August 31, 2020. References to our “Sponsor” refer to 5:01 Acquisition LLC, an entity affiliated with two of our directors (the “Sponsor”).

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

None of the industry publications referred to in this report were prepared on our or on our affiliates’ behalf or at our expense. Our business is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A. “Risk Factors,” which could cause results to differ materially from those expressed in these publications and other publicly available information. The sources of certain statistical data, estimates and forecasts contained in this report are the following independent industry publications or reports: EvaluatePharma® World Preview 2020, Outlook to 2026, July 2020, Evaluate Ltd, and www.pitchbook.com, accessed January 27, 2022, PitchBook Data, Inc..

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward- looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on the Nasdaq Stock Market LLC, or Nasdaq, including following a business combination;
●	our public securities’ potential liquidity and trading;
●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic and its variants or the outbreak of other infectious diseases;
●	the potential market for our securities; or
●	our financial performance.

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

●	We are a blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by 5AM Venture Management, LLC, or 5AM, including our management team, may not be indicative of future performance of an investment in us.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.
●	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.
●	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations and our ability to complete a business combination.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in August 2020 as a Delaware corporation whose primary business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any potential business combination target and we have not generated any operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We intend to continue to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business. In particular, we continue to intend to target early stage North American or European companies in the biotechnology sector of the healthcare industry where our management has extensive investment and operational experience. We may also pursue a transaction in which our stockholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

Our Founders

Our sponsor is an affiliate of 5AM Venture Management, LLC, or 5AM, a leading venture capital firm focused on building next-generation life science companies solving important healthcare needs with cutting-edge breakthroughs in medicine and science. Founded in 2002, 5AM has invested over $1.4 billion in 96 companies across biotechnology, drug delivery technology and other life sciences sectors of the healthcare industry, with 52 active investments in its portfolio. We believe that 5AM’s track record of investing in early stage companies that subsequently are acquired or complete initial public offerings, or IPOs, at a preclinical or early clinical stage indicates that early stage investing is a “sweet spot” for 5AM. 5AM’s portfolio companies aim to spearhead novel approaches to prevent and treat a wide range of medical conditions. As of the date of the Annual Report on Form 10-K, the U.S. Food and Drug Administration, or FDA, had approved, cleared or authorized 21 products that were developed by 5AM portfolio companies, and 5AM’s portfolio companies have enrolled over 80,000 patients in more than 60 clinical trials.

As of January 27, 2022, 5AM’s 24 in-house investment professionals, venture partners and advisors possess strong scientific, medical, operational, legal and finance expertise. The 5AM team combines the talents of established venture capitalists, entrepreneurs, operating executives and leading scientists. Outside of their engagement with 5AM, 5AM’s team members have served as senior executives, chairpersons, board members, employees and/or advisors at life science companies such as Affymax, Affymetrix, Akcea Therapeutics, Amgen, Blueprint Medicines, Bristol Myers Squibb, Catalytica Pharmaceuticals, Cubist Pharmaceuticals, CV Therapeutics, Editas Medicine, Ingenuity Systems, LJL BioSystems, Merck & Co., Moderna Therapeutics, Novartis, Novo Nordisk, Nycomed Salutar, PTC Therapeutics, Relay Therapeutics, Sage Therapeutics, Sanofi Genzyme, Stemcentrx and uniQure. Most 5AM team members have forged long working relationships together and their mutual respect and cohesiveness is vital to 5AM’s long-term performance.

The 5AM team has compiled a long-term record as operating executives, scientists, and investment professionals in the life science industry and has invested in several successful, innovative and valuable life science companies. Since its inception in 2002 through the date of the Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 96 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 20 companies have been acquired and 21 companies have successfully completed their IPOs. Of the 21 companies that have successfully completed their IPOs, 5AM Ventures team members hold or have held Chairman or director roles in 18 of these companies after going public. Recent representative investments include: Akouos (Nasdaq: AKUS), Aprea Therapeutics (Nasdaq: APRE), Artiva Biotherapeutics, Arvinas (Nasdaq: ARVN), Audentes Therapeutics (Nasdaq: BOLD, prior to acquisition by Astellas Pharma for approximately $3.0 billion), BlueLight Therapeutics, Cabaletta Bio (Nasdaq: CABA), Cidara Therapeutics (Nasdaq: CDTX), Cleave Therapeutics, CinCor Pharma (Nasdaq: CINC), Crinetics Pharmaceuticals (Nasdaq: CRNX), EnLiven Therapeutics, Entrada Therapeutics, Escient Pharmaceuticals, Expansion Therapeutics, Faraday Pharmaceuticals, Homology Medicines (Nasdaq: FIXX), Ideaya Biosciences (Nasdaq: IDYA), Impel NeuroPharma (Nasdaq: IMPL), Kinaset Therapeutics, Neurogastrx, Nido Biosciences, NodThera, Nouscom, Novome, Novira Therapeutics (which was acquired by Johnson & Johnson for an undisclosed sum), Pearl Therapeutics (which was acquired by AstraZeneca for up to $1.15 billion), Pear Therapeutics (Nasdaq: PEAR), RallyBio (Nasdaq: RLYB), Relypsa (Nasdaq: RLYP, prior to acquisition by Galenica for approximately $1.5 billion), scPharmaceuticals (Nasdaq: SCPH) and Vor Biopharma (Nasdaq: VOR).

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

Competitive Advantages

We believe that our management team is well-positioned within the biotechnology sector to identify potential opportunities for the reasons outlined below:

●	Track Record of Success: Members of our management team have established long-term track records as operating executives, scientists, and investment professionals in the biotechnology industry and have invested in several successful, innovative and valuable biotechnology companies. Since its inception in 2002 through the date of the Annual Report on Form 10-K, 5AM has delivered strong performance across its funds through investments in 96 private companies across biotechnology, drug delivery technology and other life sciences sectors, of which 20 companies been acquired and 21 companies have successfully completed their IPOs.
●	Extensive Transaction Sourcing: We believe our management team has access to high-quality deal flow, due in large part to their broad range of industry contacts, 5AM’s high profile in the biotechnology venture community and 5AM’s entrepreneurial scientific advisors. We place great emphasis on building and maintaining relationships throughout the global biotechnology industry (with executives, entrepreneurs, researchers, academics, venture capitalists, attorneys and bankers), which we believe will potentially give us access to attractive deal flow for a potential initial business combination. We expect our management team’s reputation at 5AM for having a well-defined focus and deep industry expertise will also attract referrals from industry colleagues. 5AM’s team sources, reviews and builds relationships with hundreds of early stage private investments every year. Many of these companies may not be known to late stage or public investors, and thus we believe our management team is in a strong position to identify attractive early stage investment and acquisition opportunities due to our relationship with 5AM.
●	Driving Value Creation Through Hands-on Involvement: 5AM and our management team have a history of working closely with portfolio companies as “operator friendly” company builders. The in-house 5AM team assists its portfolio company management teams by providing business, scientific, financial, intellectual property, recruiting and deal-making advice and often takes a hands-on approach to help devise strategic plans and drive stockholder value. We believe that input into operating plans, strategy and portfolio company management team development has a major impact on creating and realizing stockholder value. We believe that our management team’s blend of operating and investment experience will help us identify transformational technologies and subsequently assist companies in maximizing their potential value. Further, 5AM’s and our management team’s experience in building teams and shaping strategy provides us with deep experience in pursuing early stage acquisition targets, with potentially broad platform technologies.
●	Broad Experience Across Private and Public Markets: 5AM has an established track record investing out of its seven early stage life sciences venture capital funds as well as two funds targeting investments in later stage private and public companies, called 5AM Opportunities I and 5AM Opportunities II. As of December 31, 2021, portfolio consisted of 17 public companies with a total value of $529 million based on the closing stock price as on December 31, 2021. Over the past five years, thirteen 5AM portfolio companies have completed IPOs During their time at 5AM, current 5AM team members have served as directors on the board for 18 biotechnology companies that successfully completed IPOs.

●	Deep Relationships Across the Biotechnology Ecosystem: 5AM maintains extensive relationships with senior business development and R&D leadership across the biotechnology ecosystem, which we believe provides important access to high quality deal flow, top level talent, and significant insights into industry trends. Further, we believe that these relationships are attractive for potential portfolio companies because they may provide portfolio companies access to direct communication with senior leadership throughout the industry, allowing 5AM’s portfolio companies to explore potential strategic opportunities and exits. Companies affiliated with 5AM access the firm’s network of senior leadership through regular events including 5AM’s Portfolio Day attended by heads of business development from many major pharmaceutical companies, and the rEVOLUTION Symposium attended by senior R&D leadership of several biotechnology companies. Multiple 5AM portfolio therapeutics companies have been acquired by strategic purchasers, including by Amgen, Astellas Pharma, AstraZeneca, Biotie, EntreMed, Johnson & Johnson, Mallinckrodt Pharmaceuticals, Novo Nordisk, Roche, Takeda Pharmaceutical, The Medicines Company, Vifor Pharma, and WuXi AppTec.

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

Industry Opportunity

We believe that the biotechnology industry represents a significant and growing target market with a large number of potential acquisition opportunities. We believe that our investment strategy seeks to capitalize on the macro-environmental trends within the biotechnology industry. We believe that the biotechnology industry is attractive for a number of reasons, including:

●	Large and Growing End Markets: Global prescription drug sales are expected to grow from approximately $870 billion in 2019 to over $1.4 trillion in 2026, according to EvaluatePharma® World Preview 2020 report from July 2020 by Evaluate Ltd., driven by an aging population, increased prevalence of chronic disease and improved access to healthcare.
●	Medical Breakthroughs and Innovation: There has been a significant acceleration of medical research in recent years, leading to a better understanding of the molecular origins of disease and the identification of new potential targets for therapeutic intervention. The biotechnology industry has also recently experienced an acceleration in discovery and validation of novel emerging treatment modalities such as genetic medicines and cell therapy, among others. Significant breakthroughs in medicine and science are leading to attractive investment opportunities.
●	Strong Equity Market Environment: New biotechnology companies have been created at a significant pace over recent years, with a total of about 327 biotechnology companies completing IPOs in the United States between 2015 and 2021. Despite the equity market volatility resulting from the COVID-19 pandemic, 2021 was a record year for biotechnology companies completing IPOs with more than $14.8 billion of capital raised in 77 IPOs and $23 billion of capital raised in 138 follow-ons, according to an analyst report.
●	Need for External Innovation at Larger Pharmaceutical Companies: Large and mid-cap pharmaceutical companies have become avid acquirers of biotechnology companies. They not only have the resources to acquire smaller biotechnology companies, but also the need to replenish their pipelines via external innovation. This has resulted in over 2,800 mergers and acquisition transactions within the biotechnology industry since 2015 through 2021, totaling more than $1,158 billion during this time period, according to data made available by PitchBook Data, Inc.
●	Supportive Regulatory Environment: The significant pace of innovation is also reflected in the FDA’s recent drug approval rates, which have increased from 182 drug approvals in the five-year period from 2011 to 2015, to 256 drug approvals in the five year period from 2017 to 2021, reaching an all-time high in 2018.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must satisfy the 80% of net assets test at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority stockholders of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that is preclinical and is not yet at the stage of commercial sales and marketing), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

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

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to have their public shares redeemed, regardless of whether they vote for or against (or vote at all with respect to) the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to exercise redemption rights with respect to any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing that may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Stockholders may therefore have to wait 24 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

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

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 24 months from the closing of our IPO, or October 16, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), redeem 100% of the outstanding public shares (including any public shares sold in the IPO or any public shares that our initial stockholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

We are required to evaluate our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our Class A common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our IPO, or October 16, 2022. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic and its variants continues to evolve both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

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

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are unable to consummate our initial business combination within 24 months from the closing of our IPO, or October 16, 2022, we will, as promptly as reasonably possible but not more than 10 business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation, will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

We may attempt to complete our initial business combination with a private or early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. This risk may be increasingly prevalent given recent levels of redemptions among other special purpose acquisition companies. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any stockholder meeting held to approve an initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares.

In connection with any stockholder meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to specified limitations in our amended and restated certificate of incorporation) regardless of whether such stockholder votes for or against (or votes at all with respect to) such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This risk may be increasingly prevalent given recent levels of redemptions among other special purpose acquisition companies. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination even if it would not have been approved if voted on solely by our stockholders who choose not to have their shares redeemed.

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

We continue to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

The ongoing COVID-19 pandemic has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and the actions to contain COVID-19 and its variants or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic or the outbreak of other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

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

Risks Related to Ownership of our Class A Common Stock

We have previously identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on December 9, 2021 (the “10-K/A Amendment”), and the Amendment No.1 to our Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021, filed with the SEC on December 9, 2021 (the “10-Q/A Amendment”), we have previously identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the outstanding public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from our IPO through December 31, 2020 and as of September 30, 2021. Historically, a portion of our outstanding public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its outstanding public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the amended and restated certificate of incorporation. Pursuant to our re-evaluation of our application of ASC 480-10-S99-3A to our accounting classification of our outstanding public shares, our management has determined that the outstanding public shares include certain provisions that require classification of all of the outstanding public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated certificate of incorporation.

We have implemented a remediation plan, described under Item 9A, Controls and Procedures of the 10-K/A Amendment and Item 4, Controls and Procedures of the 10-Q/A Amendment and in Item 9A, Controls and Procedures of this Annual Report on Form 10-K, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity instruments issued by us, including our outstanding public shares. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

As a result of such previous material weakness, the previous restatement related to the classification and accounting for the outstanding public shares, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (the “Court of Chancery”), as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall be the sole and exclusive forum for the following claims or causes of action under the Delaware statutory or common law: (1) any derivative claim or cause of action brought on our behalf; (2) any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, to us or our stockholders; (3) any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws (as each may be amended from time to time); (4) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (5) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (6) any claim or cause of action against us or any of our current or former directors, officers or other employees, governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity holding, owning or otherwise acquiring any interest in any our securities shall be deemed to have notice of and consented to the exclusive forum provisions of our amended and restated certificate of incorporation.

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

General Risk Factors

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations and our ability to complete a business combination.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the SEC. For example, the SEC has recently issued multiple statements regarding the accounting and reporting considerations for special purpose acquisition companies, and in response, we filed the 10-K/A Amendment and 10-Q/A Amendment. For additional details, refer to the risk factor above “We have previously identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” It is possible that in the near future, there could be further developments in the SEC’s accounting and reporting considerations for special purpose acquisition companies. Compliance with, and monitoring of, such developments and other applicable laws and regulations may be difficult, time consuming and costly. Those developments, laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with such developments, applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations and our ability to complete a business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A common stock began trading on The Nasdaq Capital Market under the symbol “FVAM” on October 14, 2020.

Holders

As of March 9, 2022, there were two holders of record of our Class A common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

ITEM 6.      [RESERVED]

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

Overview

We are a blank check company incorporated in Delaware on August 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as the initial business combination. We are not limited to a particular industry or sector for purposes of consummating a business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

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

If we are unable to complete a business combination within 24 months from the closing of the IPO, or October 16, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares (including any public shares sold in the IPO or any public shares or shares that the initial stockholders or their affiliates purchased in the IPO or later acquired in the open market or in private transactions), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the remaining holders of common stock and the board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 has been related to our formation, IPO, which was consummated on October 16, 2020, and since the IPO, our activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $847,000 in general and administrative expenses, $200,000 in franchise tax expense, offset by approximately $11,000 in interest income from investments held in the trust account.

For the period from August 31, 2020 (inception) through December 31, 2020, we had a net loss of approximately $209,000, which consisted of approximately $163,000 in general and administrative expenses, approximately $47,000 in franchise tax expense, offset by approximately $480 in interest income from investments held in the trust account.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, we had approximately $331,000 cash outside of the trust account, approximately $11,000 of interest income available in the trust account to pay for tax obligations and working capital of approximately $212,000.

Our material cash requirements as of December 31, 2021 were expenses resulting from being a public company (for legal, financial reporting, accounting and auditing compliance), as well as from due diligence.

We did not have any near-term contractual obligations as of December 31, 2021. Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, and the net proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital. As of December 31, 2021 and 2020, there were no amounts outstanding under any working capital loans. On February 14, 2022, we entered into a promissory note (“2022 Note”), in favor of our sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of our Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to our Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. See Item 1. Business “Acquisition Strategy” for our continued course of action to consummate an anticipated initial business combination.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We did not make any material changes to these assumptions for the year ended December 31, 2021. We do not expect any material changes in the near term to the underlying assumptions during the year ended December 31, 2022. We have identified the following as its critical accounting estimates:

Investments held in Trust Account

Our portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments in interest income held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, we issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in our balance sheets. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the sale of Additional Shares), we recognized the remeasurement of the Class A common stock subject to possible redemption from initial book value to redemption amount value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

Our taxable income primarily consists of interest income on the Trust Account net of franchise tax expenses. Our general and administrative expenses are generally considered start-up costs and are not currently deductible. For the year ended December 31, 2021 and for the period from August 31, 2020 (Inception) through December 31, 2020, income tax expense for the period was deemed to be immaterial.

We follow the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, we had deferred tax assets of approximately $262,000 and $44,000, respectively, which are presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Our currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account, net of franchise tax expenses. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Stock

We have two classes of shares, Class A common stocks and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on our balance sheet.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and

Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 16, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on our assessment, management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2021, our internal control over financial reporting was not effective as detailed above.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their ages as of the date of the Annual Report on Form 10-K are as follows:

Name	Age	Position
Andrew J. Schwab	51	Co-chief executive officer and director
Kush M. Parmar, M.D., Ph.D.	41	Co-chief executive officer and director
Galya D. Blachman, Ph.D., Esq.	45	General counsel and secretary
Rebecca L. Lucia, CFA	49	Chief financial officer and treasurer
Jason R. Ruth, Ph.D.	36	Chief business officer
Daniella Beckman	43	Director
Martin Mackay, Ph.D.	65	Director
Matthew Patterson	50	Director
Samantha Singer	48	Director

Executive Officers

Andrew J. Schwab has served as our co-chief executive officer and as a member of our board of directors since our inception in August 2020. Mr. Schwab also is a Founder and Managing Partner of 5AM. Prior to founding 5AM in 2002, Mr. Schwab was a Principal at Bay City Capital where he was involved with companies such as Cubist Pharmaceuticals, Inc., PTC Therapeutics, Inc., Symyx Technologies, Inc. and Syrrx, Inc. Previously Mr. Schwab was Vice President of Business Development at Digital Gene Technologies, Inc. and a Vice President in the life science investment banking group of Montgomery Securities. At 5AM, he has led the firm’s investments in and served on the boards of Bird Rock Bio, Inc., Camp4 Therapeutics Corporation, Cleave Therapeutics, Inc., DVS Sciences, Inc. (which was acquired by Fluidigm Corporation), Escient Pharmaceuticals, Inc., Flexion Therapeutics, Inc. (Nasdaq: FLXN), Ikaria, Inc. (which was acquired by Mallinckrodt plc and spun-out Bellerophon Therapeutics, Inc. (Nasdaq: BLPH)), Ilypsa, Inc. (which was acquired by Amgen, Inc.), Miikana Therapeutics, Inc. (which was acquired by EntreMed, Inc.), Novome Biotechnologies, Inc., Panomics Inc. (which was acquired by Affymetrix, Inc.), Pear Therapeutics, Inc. (Nasdaq: PEAR), Precision NanoSystems, Inc., (which was acquired by Danaher), Purigen Biosystems, Inc., Synosia Therapeutics Holding AG (which was acquired by Biotie Therapies Corp.), TMRW Life Sciences, Inc. and Viveve Medical, Inc. (Nasdaq: VIVE). Mr. Schwab previously served on the board of BlueLight Therapeutics, Inc. Mr. Schwab also serves on the board of Enliven Therapeutics, Inc., boards of trustees of the California Academy of Sciences, Davidson College and the National Venture Capital Association (NVCA). Mr. Schwab received a B.S. with Honors in Genetics & Ethics from Davidson College.

We believe Mr. Schwab is qualified to serve on our board of directors due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.

Kush M. Parmar, M.D., Ph.D. has served as our co-chief executive officer and as a member of our board of directors since our inception in August 2020. Dr. Parmar is also Managing Partner at 5AM and joined in 2010 from Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. Physician Scientist Fellow in the Harvard-MIT Health Sciences and Technology Program. Dr. Parmar serves or has served as a director on the boards of Akouos, Inc. (Nasdaq: AKUS), Arvinas, Inc. (Nasdaq: ARVN), Audentes Therapeutics, Inc. (which was acquired by Astellas Pharma Inc.), Entrada Therapeutics, Inc. (Nasdaq: TRDA), Homology Medicines, Inc. (Nasdaq: FIXX), Rallybio (Nasdaq: RLYB), scPharmaceuticals, Inc (Nasdaq: SCPH), Vor Biopharma Inc. (Nasdaq: VOR), Syngene International Limited (NSE: SYNGENE) and Ensoma Inc. He previously served as Acting VP of Strategy and Corporate Development at Novira Therapeutics, Inc. (which was acquired by Johnson & Johnson) and served as board observer for Envoy Therapeutics Inc. (which was acquired by Takeda Pharmaceutical Company Limited), Achaogen, Inc. (Nasdaq: AKAO) and Pulmatrix, Inc. (Nasdaq: PULM). Dr. Parmar serves on the advisory boards of Harvard Medical School, Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation. He is a Fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University and an M.D. from Harvard Medical School.

We believe Dr. Parmar is qualified to serve on our board of directors due to his extensive experience in the biotechnology and biopharmaceutical companies.

Galya D. Blachman, Ph.D., Esq. has served as our general counsel and secretary since September 2020. Dr. Blachman joined 5AM in 2018 and serves as its General Counsel and Chief Compliance Officer. Dr. Blachman joined 5AM from AbbVie where she was on the Legal R&D transactions team. Prior to that, she was a Director in the legal group of Stemcentrx before it was acquired by AbbVie in 2016. Dr. Blachman began her career at Slaughter & May and also practiced intellectual property law at Simmons & Simmons. She currently serves on the board of directors of and as the General Counsel at Biotech Connection Bay Area, a non-profit that focuses on career development for academic scientists. Dr. Blachman received her law degree in England and completed a postgraduate diploma in intellectual property law from Oxford University. She earned a Ph.D. in Pharmacology from Cambridge University and an M.Sc. in Pharmacology from the University of Cape Town, South Africa. She holds a B.Sc. degree in Biochemistry and Hebrew. Dr. Blachman is based in the San Francisco, CA office.

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

Non-Employee Directors

Daniella Beckman has served on our board of directors since the completion of our IPO. Ms. Beckman has served as the chief financial officer of Tango Therapeutics, Inc. (Nasdaq: TNGX) since September 2019. Prior to Tango, Ms. Beckman provided consulting and interim chief financial officer services for early-stage biotechnology companies through Beckman Consulting LLC from November 2015 to September 2019. Prior to consulting, Ms. Beckman was the chief financial officer of Idenix Pharmaceuticals until its acquisition by Merck in 2014. Ms. Beckman previously served on the Audit Committee for Translate Bio, Inc. prior to its acquisition by Sanofi in September 2021. Ms. Beckman serves as Chair of Audit Committee for the board of directors of Vor Biopharma, Inc. (Nasdaq: VOR), a 5AM portfolio company, and on the board of directors of Blueprint Medicines (Nasdaq: BPMC). Ms. Beckman has a B.S. in business administration/accounting from Boston University and is a certified public accountant in Massachusetts.

We believe Ms. Beckman is qualified to serve on our board of directors due to her extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.

Martin Mackay, Ph.D. has served on our board of directors since the completion of our IPO. Dr. Mackay currently is co-founder and chief executive officer of Rallybio Corporation (Nasdaq: RLYB), which completed an IPO in July 2021 and is a 5AM portfolio company. Previously, Dr. Mackay was Executive Vice President, Head of Research and Development at Alexion from 2013 until 2017. Prior to joining Alexion, Dr. Mackay served as President, Research and Development at AstraZeneca from 2010 to 2013, where he led the research and development (R&D) functions worldwide, including discovery research, clinical development, regulatory affairs, and key related R&D functions. From 1995 to 2010, he held various positions at Pfizer Inc., including Senior Vice President of Worldwide Development, President of Global R&D, President, Pfizer PharmaTherapeutics and was a member of the Executive

Leadership Team. From 1986 to 1995, Dr. Mackay worked at Ciba-Geigy (now Novartis) in the United Kingdom and Switzerland, and held various positions in academic research prior to that time. Dr. Mackay obtained a First-Class Honours degree from Heriot-Watt University and his Ph.D. from the University of Edinburgh. His postdoctoral work was conducted at the University of Edinburgh. Dr. Mackay also serves as a board member of Charles River Laboratories (NYSE: CRL), Novo Nordisk (NYSE: NVO) and is a senior advisor to New Leaf Venture Partners.

We believe Dr. Mackay is qualified to serve on our board of directors due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.

Matthew Patterson has served on our board of directors since the completion of our IPO. Mr. Patterson is the co-founder of Audentes Therapeutics and served as Audentes’ chief executive officer from inception in November 2012 until its acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson was also Audentes’ chairman of the board of directors and formerly served as President until May 2018. Previously, Mr. Patterson worked for Genzyme Corporation, BioMarin Pharmaceutical, and Amicus Therapeutics. Prior to Audentes he was an Entrepreneur-In-Residence with OrbiMed. Mr. Patterson is a member of the board of directors and Executive Chairman at Remix Therapeutics, Inc. and Iris Medicine, Inc. He is a Chairman of the board of directors at Vor Biopharma, Inc. (Nasdaq: VOR), a 5AM portfolio company, and a member of the board of directors for Homology Medicines, Inc. (Nasdaq: FIXX), a 5AM portfolio company. Mr. Patterson received his B.A. in Biochemistry from Bowdoin College.

We believe Mr. Patterson is qualified to serve on our board of directors due to his extensive experience in both private and public companies in the biotechnology and biopharmaceutical sectors.

Samantha Singer has served on our board of directors since November 2020. Ms. Singer has served as President and Chief Executive Officer of Abata Therapeutics, a privately held biotechnology company, since June 2021. She also serves as Board Chair of the Institute for Protein Innovation, a nonprofit organization. Previously, Ms. Singer served as an Entrepreneur in Residence at Third Rock Ventures, LLC, a venture capital firm, from December 2018 to June 2021 and Chief Operating Officer at The Broad Institute of MIT and Harvard from February 2014 to December 2018. Ms. Singer received her B.S. in Biology / Genetics from the University of Kansas, her M.S. in Molecular Biology from The Rockefeller University and M.B.A. from the Harvard Business School.

We believe Ms. Singer is qualified to serve on our board of directors due to her extensive experience in working with companies and investors in the biotechnology and biopharmaceutical sectors.

BOARD DIVERSITY, QUALIFICATIONS AND EXPERTISE

Total Number of Directors: 6

Board Diversity Matrix

	Beckman	Mackay	Patterson	Singer	Schwab	Parmar
Gender(1)	F	M	M	F	M	M
Race/Ethnicity/Nationality
African American or Black
Alaskan Native or American Indian
Asian						X
Hispanic or LatinX
Native Hawaiian or Pacific Islander
White	X		X	X	X
Two or more races or ethnicities
LGBTQ+
Did not disclose demographic background		X

(1) Male (M), Female (F), Non-Binary (NB), Gender Undisclosed (U)

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

The audit committee is chaired by Ms. Beckman and consists of Ms. Beckman, Dr. Mackay and Mr. Patterson, each of whom is an independent director. Our board of directors has determined that each of Ms. Beckman, Dr. Mackay and Mr. Patterson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Conflicts of Interest

Stockholders should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For example, Mr. Mackay, Mr. Patterson and Ms. Beckman, our independent directors, are directors of the following 5AM portfolio companies:
●	Martin Mackay: Rallybio Corporation;
●	Matthew Patterson and Daniella Beckman: Vor Biopharma Inc.; and
●	Matthew Patterson: Homology Medicines, Inc.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our Company.
●	We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers, directors or existing holders, which may raise potential conflicts of interest.
●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	The founder shares beneficially owned by our officers and directors will be released from the lock-up arrangement only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their founder shares or private shares. Furthermore, 5:01 Acquisition LLC has agreed that the private shares will not be sold or transferred by it until after we have completed our initial business combination. For the foregoing reasons, our board of directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

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

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Andrew J. Schwab	BirdRock Bio, Inc.	Biotechnology company	Chairman and director
	California Academy of Sciences	Research institute and museum	Director
	Davidson College	Educational organization	Director
	Camp4 Therapeutics Corporation, Inc.	Biotechnology company	Director
	Escient Pharmaceuticals, Inc.	Biotechnology company	Director
	Novome Biotechnologies, Inc.	Biotechnology company	Director
	Pear Therapeutics, Inc.	Biotechnology company	Director
	Presidio Terrace	HOA Board	Board Member
	Scientist.com	Scientific research e-commerce platform	Director
	TMRW Life Sciences, Inc.	Biotechnology company	Director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners, LLC	Venture capital investment	Managing Member
	5AM Partners II, LLC	Venture capital investment	Managing Member
	5AM Partners III, LLC	Venture capital investment	Managing Member
	5AM Partners IV, LLC	Venture capital investment	Managing Member
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Partners VII,	LLC Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Opportunities II (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Kush M. Parmar	Akouos, Inc.	Biotechnology company	Director
	Ensoma, Inc.	Management consulting company	President, chairman and director
	Entrada Therapeutics, Inc.	Biotechnology company	Director
	Homology Medicines, Inc.	Biotechnology company	Director
	Immuneel Therapeutics Private Limited	Biotechnology company	Co-founder
	Rallybio Corporation	Biotechnology company	Director
	Vor Biopharma, Inc.	Biotechnology company	Chairman and director
	Syngene International Ltd.	Contract research and manufacturing organization	Director
	5:01 Acquisition LLC	SPAC investment	Manager
	5AM Partners V, LLC	Venture capital investment	Managing Member
	5AM Partners VI, LLC	Venture capital investment	Managing Member
	5AM Partners VII, LLC	Venture capital investment	Managing Member
	5AM Opportunities I (GP), LLC	Venture capital investment	Managing Member
	5AM Opportunities II (GP), LLC	Venture capital investment	Managing Member
	5AM Venture Management, LLC	Venture capital investment	Member
Galya D. Blachman	5AM Venture Management, LLC	Venture capital investment	Officer
	Biotech Connection Bay Area	Nonprofit association	Director and officer
Rebecca L. Lucia	5AM Venture Management, LLC	Venture capital investment	Officer
	VCBC	Nonprofit association	Director
Jason R. Ruth	5AM Venture Management, LLC	Venture capital investment	Principal
	Castleman Disease Collaborative Network	Research organization	Officer
Daniella Beckman	Tango Therapeutics, Inc.	Biotechnology company	Officer
	Vor Biopharma Inc.	Biotechnology company	Director
	Blueprint Medicines	Biotechnology company	Director
Martin Mackay	Rallybio Corporation	Biotechnology company	Officer
	Charles River Laboratories Intl. Inc.	Laboratory services company	Director
	Novo Nordisk A/S	Biotechnology company	Director
Matthew Patterson	Homology Medicines, Inc.	Biotechnology company	Director
	Remix Therapeutics, Inc.	Biotechnology company	Director
	Iris Medicine, Inc.	Biotechnology company	Director
	Vor Biopharma Inc.	Biotechnology company	Director
Samantha Singer	Abata Therapeutics	Biotechnology company	President and chief executive officer

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

We do not currently anticipate that our sponsor or our co-chief executive officers will be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We may in the future amend the terms of our non-employee director compensation policy or enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreement and, accordingly, the compensatory terms for any such agreement have not yet been determined (other than the terms of our non-employee director compensation policy that we adopted in November 2020,which is described in more detail in Item 11 “Executive Compensation”).

Our office space and administrative and support services will be provided to us by 5AM. While 5AM will not charge us a fee for the use of such office space and services, we may reimburse 5AM for its costs associated therewith.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

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

Director Compensation

Prior to our IPO, we did not pay any cash or equity compensation to our directors. On November 16, 2020, our board of directors adopted a non-employee director compensation policy, effective retroactive to the closing of our IPO for our non-employee directors who were then serving on our board of directors, pursuant to which we paid, and will pay, each non-employee director $50,000 annually, payable in equal monthly installments, for service on our board of directors. Amounts are pro-rated as appropriate for any non-employee director who does not serve for the full month. Our sponsor transferred 30,000 of its founder shares to each of Ms. Beckman, Dr. Mackay, Mr. Patterson and Ms. Singer. when they joined our board of directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 28, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;
●	each of our executive officers, nominees for director and directors; and
●	all of our officers and directors as a group.

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

Applicable percentage ownership is based on 8,621,399 shares of Class A common stock and 2,064,068 shares of Class B common stock issued and outstanding as of February 28, 2022. Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o 5:01 Acquisition Corp., 501 Second Street, Suite 350, San Francisco, California 94107.

	Beneficial Ownership
	Class A		Class B		% of
	Common Stock		Common Stock		Total
	Number of		Number of		Voting
Beneficial Owner	Shares	%	Shares	%	Power†
5% Stockholders:
5:01 Acquisition LLC(1)	365,126	4.2%	1,944,068	94.2%	21.6%
Entities affiliated with RA Capital Management, L.P.(2)	750,000	8.7	—	—	7.0
Entities affiliated with Alyeska Investment Group, L.P.(3)	600,000	7.0	—		5.6
Entities affiliated with BlueCrest Capital Management Limited(4)	600,000	7.0	—	—	5.6
Entities affiliated with Saba Capital Management, L.P.(5)	675,237	7.8	—	—	6.3
Entities affiliated with Biotechnology Value Fund, L.P.(6)	500,000	5.8	—	—	4.7
Slate Path Capital LP(7)	500,000	5.8	—	—	4.7
Directors and Executive Officers:
Andrew J. Schwab(1)	365,126	4.2	1,944,068	94.2	21.6
Kush M. Parmar, M.D., Ph.D.(1)	365,126	4.2	1,944,068	94.2	21.6
Galya D. Blachman, Ph.D., Esq.	—	—	—	—	—
Rebecca L. Lucia, CFA	—	—	—	—	—
Jason R. Ruth, Ph.D.	—	—	—	—	—
Daniella Beckman(8)	—	—	30,000	1.5	*
Martin Mackay, Ph.D.(9)	—	—	30,000	1.5	*
Matthew Patterson(10)	—	—	30,000	1.5	*
Samantha Singer(11)	—	—	30,000	1.5	*
All Executive officers and directors as a group (9 persons)(12)	365,126	3.4%	2,064,068	100.0%	22.7%

†

Percentage of total voting power represents voting power with respect to all shares of our Class A and Class B common stock, as a single class. The holders of our Class B common stock are entitled to one vote per share, and the holders of our Class A common stock are entitled to one vote per share.

*     Represents less than one percent.

(1)	Mr. Schwab and Dr. Parmar are the managers of our sponsor. 5AM Partners VI, LLC is the general partner of 5AM Ventures VI, L.P., the sole member of our sponsor, and may be deemed to have sole investment and voting power over the shares held by our sponsor. Mr. Schwab and Dr. Parmar may be deemed to share voting and dispositive power over the shares held by our sponsor.
(2)	Based solely on Schedule 13G/A filed with the SEC on February 14, 2022 by entities affiliated with RA Capital Management, L.P. (“RA Capital”). RA Capital Healthcare Fund GP, LLC is the general partner of the RA Capital Healthcare Fund, L.P. (the “Fund”). The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner, for purposes of Section 13(d) of the Exchange Act, of any of our securities held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the shares of Class A Common Stock reported in the Schedule 13G/A. Because the Fund has divested voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any of our securities beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim ownership of the securities reported in the Schedule 13G/A other than for the purpose of determining their obligations under Section 13(d) of the Exchange Act, and the filing of the Schedule 13G/A shall not be deemed an admission that either RA Capital, Dr. Kolchinsky, or Mr. Shah is the beneficial owner of such securities for any other purpose. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(3)	Based solely on Schedule 13G/A filed with the SEC on February 14, 2022 by Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh (collectively, the “Alyeska entities”). The address for the Alyeska entities is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(4)	Based solely on Schedule 13G filed with the SEC on October 23, 2020 by BlueCrest Capital Management Limited and Michael Platt (collectively, the BlueCrest entities). The address for the BlueCrest entities is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey Channel Islands JE2 4HR.
(5)	Based solely on Schedule 13G/A filed with the SEC on February 14, 2022 by entities affiliated with Saba Capital Management, L.P. (“Saba LP”). Saba LP, Saba Capital Management GP and Boaz R. Weinstein, or together the Reporting Persons, have entered into a Joint Filing Agreement, dated October 15, 2021, pursuant to which the Reporting Persons have agreed to file the Schedule 13G and any subsequent amendments thereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Exchange Act. The address for the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	Based solely on Schedule 13G filed with the SEC on March 5, 2021 by entities affiliated with Biotechnology Value Fund, L.P. BVF I GP LLC (“BVF GP”), as the general partner of Biotechnology Value Fund, L.P. (“BVF”), may be deemed to beneficially own the 260,587 shares of Class A common stock beneficially owned by BVF. BVF2 GP, as the general partner of Biotechnology Value Fund II, L.P. (“BVF2”), may be deemed to beneficially own the 193,989 shares of Class A common stock beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), may be deemed to beneficially own the 34,291 shares of Class A common stock beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF II GP LLC (“BVF2 GP”), may be deemed to beneficially own the 454,576 shares of Class A common stock beneficially owned in the aggregate by BVF and BVF2. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 500,000 shares of Class A common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 11,133 shares of Class A common stock held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 500,000 shares of Class A common stock beneficially owned by Partners. Mr. Mark Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 500,000 shares of Class A common stock beneficially owned by BVF Inc. (Each of the foregoing collectively the Reporting Persons). The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of any shares of Class A common stock owned by another Reporting Person. BVF GP disclaims beneficial ownership of the shares of Class A common stock beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares of Class A common stock beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares of Class A common stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of Class A common stock beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Class A common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Account, and the filing of this statement shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities. The address for the Reporting Persons is 44 Montgomery St., 40th Floor, San Francisco, California 94104.
(7)	Based solely on Schedule 13G filed with the SEC on February 11, 2022 by Slate Path Capital LP. Slate Path Capital LP (the “Investment Manager”), a Delaware limited partnership, is the investment manager of Slate Path Master Fund LP (the “Master Fund”), a Cayman Islands exempted limited partnership, with respect to the shares of Class A Common Stock directly held by the Master Fund, and David Greenspan is the managing partner of Jades GP, LLC, a Delaware limited liability company and the general partner of the Investment Manager, with respect to the shares of Class A Common Stock directly held by the Master Fund. The filing of this statement should not be construed as an admission that any of the forgoing persons is, for the purposes of Section 13 of the Exchange Act, the beneficial owner of the shares of Class A Common Stock reported in the Schedule 13G. The address for Slate Path Capital LP is 501 Second Street, Suite 350, San Francisco, CA 94107.
(8)	Includes 28,750 shares subject to forfeiture.
(9)	Includes 28,750 shares subject to forfeiture.
(10)	Includes 28,750 shares subject to forfeiture.
(11)	Includes 30,000 shares subject to forfeiture.
(12)	Consists of (a) 365,126 shares of Class A common stock and 2,064,068 shares of Class B common stock (including 116,250 shares of Class B common stock subject to forfeiture held by our non-employee directors).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Below we describe transactions since our formation in August 2020 to which we were a party or will be a party, in which

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

On February 14, 2022, we entered into a promissory note (the “2022 Note”), in favor of our sponsor, and a related party of the Company. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of our Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The 2022 Note contains customary events of default, including, among others, those relating to our Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor.

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

Registration and Stockholders Rights

The holders of our founder shares, as well as the holders of the private shares, are entitled to registration and stockholder rights pursuant to an agreement signed in connection with our IPO. The holders of these securities are entitled to make up to three demands that we register such securities, subject to specified conditions. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration and stockholder rights agreement will provide that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described in our Registration Statement on Form S-1, filed with the SEC on September 25, 2020, under “Securities Eligible for Future Sale-Lock-up Arrangement.”

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

We do not currently anticipate that compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor or either of our co-chief executive officers, for services rendered to us prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). We have adopted a non-employee director compensation policy (see Item 11 “Executive Compensation”) and we may in the future enter into consulting or employment agreements with additional members of our management team, pursuant to which such persons may be entitled to cash or equity compensation. We have not yet entered into any such agreement and, accordingly, the compensatory terms for any such agreement have not yet been determined (other than the terms of our non-employee director compensation policy which is described in Item 11 “Executive Compensation”). 5AM provides us use of office space and administrative and support services. While 5AM does not charge us a fee for the use of such office space and services, we may reimburse 5AM for its costs associated therewith.

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

Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a directors’ and officers’ liability insurance policy that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC, or Withum, for services rendered.

	December 31,
		From August 31,
	2021	2020 (inception)

Audit Fees(1)	$58,710	$66,435
Audit-Related Fees(2)	—	—
Tax Fees(3)	7,725	—
All Other Fees(4)	—	—
Total Fees	$66,435	$66,435
(1)	Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

PRE-APPROVAL POLICIES AND PROCEDURES

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are included as part of this Annual Report on Form 10-K:
1.	Financial Statements — See Index to Consolidated Financial Statements in Item 8.
2.	Financial Statement Schedules — Not Applicable.
3.	Exhibits

5:01 ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

5:01 Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 5:01 Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows the year ended December 31, 2021 and the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 16, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 9, 2022

PCAOB ID Number 100

5:01 ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$331,273	$1,144,548
Prepaid expenses	111,773	206,198
Total current assets	443,046	1,350,746
Investments held in Trust Account	82,573,762	82,563,213
Total Assets	$83,016,808	$83,913,959

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$33,513	$24,775
Accrued expenses	35,000	19,800
Franchise tax payable	162,267	47,125
Total current liabilities	230,780	91,700
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	3,120,476	2,981,396

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,256,273 shares at redemptive value of $10.00 per share as of December 31, 2021 and December 31, 2020	82,562,730	82,562,730

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption) as of December 31, 2021 and December 31, 2020, respectively	37	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	206	206
Additional paid-in capital	—	—
Accumulated deficit	(2,666,641)	(1,630,410)
Total stockholders’ deficit	(2,666,398)	(1,630,167)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$83,016,808	$83,913,959

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2021

		For the Period From
		August 31,2020
	For the Year Ended	(Inception) Through
	December 31,2021	December 31,2020

General and administrative expenses	$846,780	$162,781
Franchise tax expense	200,000	47,125
Loss from operations	(1,046,780)	(209,906)
Interest income from investments held in Trust Account	10,549	477
Net Loss	$(1,036,231)	$(209,429)

Basic and diluted weighted average shares outstanding of Class A common stock	8,621,399	5,428,016
Basic and diluted net loss per share, Class A common stock	$(0.10)	$(0.03)
Basic and diluted weighted average shares outstanding of Class B common stock	2,064,068	2,016,944
Basic and diluted net loss per share, Class B common stock	$(0.10)	$(0.03)

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year ended December 31,2021

	Common Stock						Total
	Class A		Class B		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)
Net loss	—	—	—	—	—	(1,036,231)	(1,036,231)
Balance - December 31, 2021	365,126	$37	2,064,068	$206	$—	$(2,666,641)	$(2,666,398)

For the period from August 31, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	2,300,000	230	19,770	—	20,000
Sale of private placement shares to Sponsor in private placement	365,126	37	—	—	3,651,223	—	3,651,260
Forfeiture of Class B common stock	—	—	(235,932)	(24)	24	—	—
Remeasurement of common stock to redemption amount	—	—	—	—	(3,671,017)	(1,420,981)	(5,091,998)
Net loss	—	—	—	—	—	(209,429)	(209,429)
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2021

		For the Period From
		August 31,2020
	For the Year Ended	(Inception) Through
	December 31,2021	December 31,2020
Cash Flows from Operating Activities:
Net loss	$(1,036,231)	$(209,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(10,549)	(477)

Changes in operating assets and liabilities:
Prepaid expenses	94,425	(206,198)
Accounts payable	8,738	13,549
Franchise tax payable	115,142	47,125
Accrued expenses	15,200	19,800
Net cash used in operating activities	(813,275)	(335,630)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(82,562,736)
Net cash used in financing activities	—	(82,562,736)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	20,000
Proceeds received from note payable - related party	—	300,000
Repayment of note payable to related party	—	(300,000)
Proceeds received from initial public offering, gross	—	82,562,730
Proceeds received from private placement	—	3,651,260
Offering costs paid	—	(2,191,076)
Net cash provided by financing activities	—	84,042,914

Net change in cash	(813,275)	1,144,548

Cash - beginning of the period	1,144,548	—
Cash - end of the period	$331,273	$1,144,548

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$11,227
Deferred underwriting commissions in connection with the initial public offering	$—	$2,889,696
Forfeiture of Class B Common Stock	$—	$24

The accompanying notes are an integral part of these financial statements.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. During the year ended December 31, 2021, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $331,000 outside of the Trust Account, approximately $11,000 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $212,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. On February 14, 2022, the Company entered into a promissory note (“2022 Note”), in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if the Company’s initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of its initial public offering (as the same may be extended from time to time by the vote of the Company’s stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the Sponsor.

The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until October 16, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company held no cash equivalents outside the Trust Account.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments in interest income held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs were charged against the carrying value of the Class A common stock subject to possible redemption upon closing of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, the Company issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheets. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the sale of Additional Shares), the Company recognized the remeasurement of the Class A common stock subject to possible redemption, from initial book value to redemption amount value. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account net of franchise tax expense. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the year ended December 31, 2021 and for the period from August 31, 2020 (Inception) through December 31, 2020, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company had deferred tax assets of approximately $262,000 and $44,000, respectively, which are presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account, net of franchise tax expenses. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per share of common stock:

			For the Period From August 31, 2020
	For the Year Ended December 31, 2021		(Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(836,066)	$(200,165)	$(152,692)	$(56,737)

Denominator:
Basic and diluted weighted average common stock outstanding	8,621,399	2,064,068	5,428,016	2,016,944

Basic and diluted net loss per common stock	$(0.10)	$(0.10)	$(0.03)	$(0.03)

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

Note 4 — Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the board of directors and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances. As of December 31, 2021 and 2020, there were 2,064,068 shares outstanding.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

On February 14, 2022, the Company entered into the 2022 Note, in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor.

Working Capital Loans

In order to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The promissory notes would be paid upon consummation of the initial Business Combination, without interest. The terms of each promissory note may also provide that a portion of the principal amount of such loan may be repaid by conversion into shares of the Company’s Class A common stock upon completion of the initial Business Combination. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus and its variants could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 6 — Temporary Equity - Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 8,256,273 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock issued in the Initial Public Offering, including the Additional Shares, were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds	$82,562,730
Less:
Class A common stock issuance costs	(5,091,998)
Plus:
Accretion of carrying value to redemption value	5,091,998
Class A common stock subject to possible redemption	$82,562,730

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 365,126 shares of Class A common stock issued and outstanding, excluding 8,256,273 shares of Class A common stock subject to possible redemption that were classified outside of permanent equity in the accompanying balance sheets (See Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. As a result of this forfeiture, as of December 31, 2021 and 2020, the Company had 2,064,068 shares of Class B common stock issued and outstanding.

Note 8 — Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

December 31, 2021
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,573,762	$—	$—

December 31, 2020
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,563,213	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2021 or December 31, 2020.

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account net of franchise tax expense. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and the period from August 31, 2020 (inception) through December 31, 2020.

5:01 ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following:

	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(261,589)	(43,980)
State	—	—
Valuation allowance	261,589	43,980
Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss	49,581	9,796
Start-up/Organization costs	212,008	34,184
Total deferred tax assets	261,589	43,980
Valuation allowance	(261,589)	(43,980)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021 and 2020, the valuation allowance was approximately $262,000 and $44,000, respectively.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2021	December 31, 2020
Statutory Federal income tax rate	21.0%	21.0%
Change in Valuation Allowance	(21.0)%	(21.0)%
Income Taxes Benefit	0.0%	0.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted in Note 2 and Note 4, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

4.2

Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-39612) filed with the Securities and Exchange Commission on March 17, 2021).

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

10.8

Promissory Note, dated February 14, 2022, in favor of 5:01 Acquisition LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39612) filed with the Securities and Exchange Commission on February 14, 2022).

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document.
101.PRE	DEF XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith.

*     Filed herewith.

**   Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2022	5:01 ACQUISITION CORP.

	By:	/s/ Andrew J. Schwab
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Andrew J. Schwab	Co-Chief Executive Officer and Director	March 9, 2022
Andrew J. Schwab	(Principal Executive Officer)

/s/ Kush M. Parmar, M.D., Ph.D.	Co-Chief Executive Officer and Director	March 9, 2022
Kush M. Parmar, M.D., Ph.D.

/s/ Rebecca L. Lucia	Chief Financial Officer and Treasurer
Rebecca L. Lucia	(Principal Financial and Accounting Officer)	March 9, 2022

/s/ Daniella Beckman
Daniella Beckman	Director	March 9, 2022

/s/ Martin Mackay, Ph.D.
Martin Mackay, Ph.D.	Director	March 9, 2022

/s/ Matthew Patterson		March 9, 2022
Matthew Patterson	Director

/s/ Samantha Singer
Samantha Singer	Director	March 9, 2022