Form 10-Q
period 2022-03-31
5:01 Acquisition Corp.
filed 2022-05-13
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, and a total of 2,064,068 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

5:01 ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on the Nasdaq Stock Market LLC (“Nasdaq”), including following a business combination;
●	our public securities’ potential liquidity and trading;
●	our ability to consummate an initial business combination despite the continued uncertainty resulting from the ongoing COVID-19 pandemic and its variants or the outbreak of other infectious diseases;
●	the potential market for our securities; or
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations and our ability to complete a business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute additional compliance requirements and our activities may be restricted, which may impact our ability to complete our initial business combination.
●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	We are a blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by 5AM Venture Management, LLC (“5AM”), including our management team, may not be indicative of future performance of an investment in us.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.
●	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.
●	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), on March 9, 2022, and we encourage you to refer to that additional discussion. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Further, we undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

5:01 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$989,863	$331,273
Prepaid expenses	110,344	111,773
Total current assets	1,100,207	443,046
Investments held in Trust Account	82,581,613	82,573,762
Total Assets	$83,681,820	$83,016,808

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$258,477	$33,513
Accrued expenses	8,100	35,000
Franchise tax payable	48,677	162,267
Total current liabilities	315,254	230,780
Note payable - related party	1,000,000	—
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	4,204,950	3,120,476

Commitments and Contingencies
Class A common stock subject to possible redemption; 8,256,273 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	82,562,730	82,562,730

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	37	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,064,068 shares issued and outstanding as of March 31, 2022 and December 31, 2021	206	206
Additional paid-in capital	—	—
Accumulated deficit	(3,086,103)	(2,666,641)
Total stockholders’ deficit	(3,085,860)	(2,666,398)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$83,681,820	$83,016,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$378,546	$225,207
Franchise tax expense	48,767	48,817
Loss from operations	(427,313)	(274,024)
Interest income from investments held in Trust Account	7,851	4,746
Net Loss	$(419,462)	$(269,278)

Basic and diluted weighted average shares outstanding of Class A common stock	8,621,399	8,621,399
Basic and diluted net loss per share, Class A common stock	$(0.04)	$(0.03)
Basic and diluted weighted average shares outstanding of Class B common stock	2,064,068	2,064,068
Basic and diluted net loss per share, Class B common stock	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	365,126	$37	2,064,068	$206	$—	$(2,666,641)	$(2,666,398)
Net loss	—	—	—	—	—	(419,462)	(419,462)
Balance - March 31, 2022 (unaudited)	365,126	$37	2,064,068	$206	$—	$(3,086,103)	$(3,085,860)

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)
Net loss	—	—	—	—	—	(269,278)	(269,278)
Balance - March 31, 2021 (unaudited)	365,126	$37	2,064,068	$206	$—	$(1,899,688)	$(1,899,445)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(419,462)	$(269,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(7,851)	(4,746)

Changes in operating assets and liabilities:
Prepaid expenses	1,429	(940)
Accounts payable	224,964	52,368
Franchise tax payable	(113,590)	1,652
Accrued expenses	(26,900)	52,944
Net cash used in operating activities	(341,410)	(168,000)

Cash Flows from Financing Activities:
Proceeds received from note payable - related party	1,000,000	—
Net cash provided by financing activities	1,000,000	—

Net change in cash	658,590	(168,000)

Cash - beginning of the period	331,273	1,144,548
Cash - end of the period	$989,863	$976,548

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

As of March 31, 2022, the Company had not commenced any operations. From the Company’s inception date through March 31, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

The Company’s sponsor is 5:01 Acquisition LLC, an entity affiliated with two of the Company’s directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective October 13, 2020. On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 shares of Class A common stock (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions (see Note 4). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock (the “Additional Shares”), generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 360,000 shares of Class A common stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $3.6 million (see Note 3). Simultaneously with the closing of the Over-Allotment on November 12, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 5,126 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of approximately $51,000.

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 4). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 16, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares (including any Public Shares in the Initial Public Offering or any Public Shares or shares that the initial stockholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the remaining holders of common stock and the board of directors (the "Board"), proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 9, 2022 (the “Annual Report on Form 10-K”), which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the  Annual Report on Form 10-K.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $990,000 outside of the Trust Account, approximately $19,000 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $785,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. On February 14, 2022, the Company entered into a promissory note (“2022 Note”), in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if the Company’s initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of its initial public offering (as the same may be extended from time to time by the vote of the Company’s stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The 2022 Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the Sponsor. As of March 31, 2022, there was $1,000,000 outstanding under the 2022 Note.

The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements–Going Concern,” the Company has until October 16, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022.

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

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held no cash equivalents outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, the Company issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheets. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's taxable income primarily consists of interest income on the Trust Account net of franchise tax expense. The Company's general and administrative expenses are generally considered start-up costs and are not currently deductible.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $88,000 and $262,000, respectively, which are presented net of a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account, net of franchise tax expenses. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. This presentation assumes a Business Combination as the most likely outcome.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(338,436)	$(81,026)	$(217,263)	$(52,015)

Denominator:
Basic and diluted weighted average common stock outstanding	8,621,399	2,064,068	8,621,399	2,064,068

Basic and diluted net loss per common stock	$(0.04)	$(0.04)	$(0.03)	$(0.03)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3—Initial Public Offering

On October 16, 2020, the Company consummated its Initial Public Offering of 8,000,000 Public Shares at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of approximately $2.8 million in deferred underwriting commissions. The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. The Underwriters partially exercised the Over-Allotment option and on November 12, 2020 purchased the Additional Shares, generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).

Note 4—Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the Board and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances. As of March 31, 2022 and December 31, 2021, there were 2,064,068 shares outstanding.

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

On February 14, 2022, the Company entered into the 2022 Note, in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of March 31, 2022, there was $1,000,000 outstanding under the 2022 Note.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus and its variants could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6—Temporary Equity – Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,256,273 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock issued in the Initial Public Offering, including the Additional Shares, were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds	$82,562,730
Less:
Class A common stock issuance costs	(5,091,998)
Plus:
Accretion of carrying value to redemption value	5,091,998
Class A common stock subject to possible redemption	$82,562,730

Note 7—Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 365,126 shares of Class A common stock issued and outstanding, excluding 8,256,273 shares of Class A common stock subject to possible redemption that were classified outside of permanent equity in the accompanying condensed balance sheets (See Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. As a result of this forfeiture, as of March 31, 2022 and December 31, 2021, the Company had 2,064,068 shares of Class B common stock issued and outstanding.

Note 8—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,581,613	$—	$—

December 31, 2021
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,573,762	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 or December 31, 2021.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on August 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as the initial business combination. We are not limited to a particular industry or sector for purposes of consummating a business combination. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our sponsor is 5:01 Acquisition LLC, an entity affiliated with two of our directors. The registration statement for our initial public offering (“IPO”), was declared effective October 13, 2020 and on October 16, 2020, we issued 8,000,000 shares of our Class A common stock (each, a “public share” and collectively, the “public shares”) in our IPO at $10.00 per share, generating gross proceeds of $80.0 million, and incurring offering costs of approximately $4.9 million, inclusive of $2.8 million in deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 1,200,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriters partially exercised the over-allotment option and on November 12, 2020 purchased an additional 256,273 shares of Class A common stock, generating gross proceeds of approximately $2.6 million, and incurred additional offering costs of approximately $141,000 in underwriting fees (inclusive of approximately $90,000 in deferred underwriting fees).

Simultaneously with the closing of the IPO, we consummated the private placement of 360,000 shares of Class A common stock (each, a “private placement share” and collectively, the “private placement shares”), at a price of $10.00 per share to our sponsor, generating proceeds of $3.6 million. Simultaneously with the closing of the underwriters’ over-allotment on November 12, 2020, we consummated the second closing of the private placement, resulting in the purchase of an aggregate of an additional 5,126 private placement shares by our sponsor, generating gross proceeds to us of approximately $51,000.

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

Business Combination

Under our amended and restated certificate of incorporation, if we have not consummated our initial business combination within 24 months of the closing of our IPO, or by October 16, 2022, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Class A common stock,  Since the closing of our IPO, we have investigated and conducted preliminary due diligence on more than 400 companies (and more extensive due diligence on more than 140 companies) and have negotiated several non-binding letters of intent concerning potential business combinations.  Notwithstanding these efforts, to date, we have been unable to enter into a definitive agreement with respect to our initial business combination, and it is increasingly likely that we will be unable to find a suitable target business and consummate our initial business combination by October 16, 2022.

If we are unable to consummate our initial business combination by October 16, 2022, we will, as promptly as reasonably possible but not more than 10 business days thereafter (subject to our amended and restated certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of Quarterly Report. The specific impact on our financial condition, results of operations, and cash flows as well as search for a business combination also are not determinable as of the date of this Quarterly Report.

Results of Operations

During the three months ended March 31, 2022, our entire activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of approximately $419,000, which consisted of approximately $329,000 in general and administrative expenses, approximately $50,000 in general and administrative expenses – related party, $49,000 in franchise tax expense, offset by approximately $8,000 in interest income from investments held in the trust account.

For the three months ended March 31, 2021, we had a net loss of approximately $269,000, which consisted of approximately $175,000 in general and administrative expenses, approximately $50,000 in general and administrative expenses approximately $49,000 in franchise tax expense, offset by approximately $5,000 in interest income from investments held in the trust account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had approximately $990,000 cash outside of the trust account, approximately $19,000 of interest income available in the trust account to pay for tax obligations and working capital of approximately $785,000.

There have been no material changes to our material cash requirements as disclosed in our Annual Report on Form 10-K.

We did not have any near-term contractual obligations as of March 31, 2022. Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, the net proceeds from the consummation of the private placement not held in the trust account, and the loan under a promissory note of $1,000,000, as described below. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital.

On February 14, 2022, we entered into a promissory note (“2022 Note”), in favor of our sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of our Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to our Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of March 31, 2022, there was $1,000,000 outstanding under the 2022 Note.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 16, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. See Item 1. Business “Acquisition Strategy” to our Annual Report on Form 10-K.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K. There have been no significant changes in the application of our critical accounting estimates during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 16, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider our material risk factors disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes to our risk factors as presented in our Annual Report on Form 10-K, other than the risk factors set forth below:

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our IPO, or October 16, 2022. Since the closing of our IPO, we have investigated and conducted preliminary due diligence on more than 400 companies (and more extensive due diligence on more than 140 companies) and have negotiated several non-binding letters of intent concerning potential business combinations. Notwithstanding these efforts, to date, we have been unable to enter into a definitive agreement with respect to a business combination, and it is increasingly likely that we will be unable to find a suitable target business and consummate our initial business combination by October 16, 2022.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic and its variants continues to evolve both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic, the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and resulting sanctions and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the SEC. For example, the SEC has recently issued multiple statements regarding the accounting and reporting considerations for special purpose acquisition companies, and in response, we filed the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, with the SEC on December 9, 2021, and the Amendment No.1 to our Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021, with the SEC on December 9, 2021. For additional details, refer to the risk factor in our Annual Report on Form 10-K titled “We have previously identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” Compliance with, and monitoring of, such developments and other applicable laws and regulations may be difficult, time consuming and costly. Those developments, laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with such developments, applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations and our ability to complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute additional compliance requirements and our activities may be restricted, which may impact our ability to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments,
●	restrictions on the issuance of securities, and
●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us additional requirements, including:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the trust account have been invested by the trustee only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries.   Nevertheless, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our initial public offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a business combination. As a result, it is increasingly likely that we will be unable to complete our business combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may further hinder our ability to consummate a business combination. If we are unable to complete our business combination by October 16, 2022, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, subject to certain adjustments. In such an event, our public stockholders may receive less than $10.00 per share upon such a distribution.

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could have a material adverse effect on the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical tensions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination since we are targeting target early stage North American or European companies in the biotechnology sector of the healthcare industry. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

Item 6.Exhibits.

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

5:01 ACQUISITION CORP.

Dated: May 13, 2022	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)