Form 10-Q
period 2022-06-30
5:01 Acquisition Corp.
filed 2022-08-12
CIK 1823465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, a total of 8,621,399 shares of Class A common stock, par value $0.0001 per share, and a total of 2,035,318 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

5:01 ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to consummate an initial business combination despite the continued uncertainties resulting from the ongoing COVID-19 pandemic and its variants or the outbreak of other infectious diseases, geopolitical tensions, rising interest rates and decades-high inflation;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the ability to have our securities continue to be listed on the Nasdaq Stock Market LLC (“Nasdaq”), including following a business combination;
●	our public securities’ potential liquidity and trading;
●	the potential market for our securities; or
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations and our ability to complete a business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute additional compliance requirements and our activities may be restricted, which may impact our ability to complete our initial business combination.
●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets and by macroeconomic conditions, such as rising interest rates and decades-high inflation.
●	We are a blank check company at an early stage with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by 5AM Venture Management, LLC (“5AM”), including our management team, may not be indicative of future performance of an investment in us.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with the healthcare industry.
●	The requirement that the target business or businesses that we acquire must satisfy the 80% of net assets test at the time of the agreement to enter into the initial business combination may limit the type and number of companies with which we may complete such a business combination.
●	The holders of our public shares, or our public stockholders, may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The only opportunity for our stockholders to affect the investment decision regarding a potential business combination may be limited to the exercise of their rights to redeem their shares from us for cash unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interests of our stockholders.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

5:01 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$674,135	$331,273
Prepaid expenses	54,176	111,773
Deferred tax asset	10,691	—
Total current assets	739,002	443,046
Investments held in Trust Account	82,691,062	82,573,762
Total Assets	$83,430,064	$83,016,808

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$149,606	$33,513
Accrued expenses	107,002	35,000
Franchise tax payable	17,992	162,267
Total current liabilities	274,600	230,780
Note payable - related party	1,000,000	—
Deferred underwriting commissions	2,889,696	2,889,696
Total Liabilities	4,164,296	3,120,476

Commitments and Contingencies
Class A common stock subject to possible redemption; 8,256,273 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	82,562,730	82,562,730

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 365,126 shares issued and outstanding (excluding 8,256,273 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	37	37
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,035,318 and 2,064,068 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	203	206
Additional paid-in capital	—	—
Accumulated deficit	(3,297,202)	(2,666,641)
Total stockholders’ deficit	(3,296,962)	(2,666,398)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$83,430,064	$83,016,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$281,127	$164,013	$659,673	$389,220
Franchise tax expense	50,115	49,315	98,882	98,132
Loss from operations	(331,242)	(213,328)	(758,555)	(487,352)
Interest income from investments held in Trust Account	109,449	2,996	117,300	7,742
Net Loss Before Income Tax Benefit	(221,793)	(210,332)	(641,255)	(479,610)
Income tax benefit	10,691	—	10,691	—
Net Loss	$(211,102)	$(210,332)	$(630,564)	$(479,610)

Basic and diluted weighted average shares outstanding of Class A common stock	8,621,399	8,621,399	8,621,399	8,621,399
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Basic and diluted weighted average shares outstanding of Class B common stock	2,041,953	2,064,068	2,052,949	2,064,068
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.02)	$(0.06)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	365,126	$37	2,064,068	$206	$—	$(2,666,641)	$(2,666,398)
Net loss	—	—	—	—	—	(419,462)	(419,462)
Balance - March 31, 2022 (unaudited)	365,126	$37	2,064,068	$206	$—	$(3,086,103)	$(3,085,860)
Net loss	—	—	—	—	—	(211,102)	(211,102)
Forfeiture of Class B common stock	—	—	(28,750)	(3)	3	—	—
Recovery of accumulated deficit	—	—	—	—	(3)	3	—
Balance - June 30, 2022 (unaudited)	365,126	$37	2,035,318	$203	$—	$(3,297,202)	$(3,296,962)

For the Three and Six Months Ended June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	365,126	$37	2,064,068	$206	$—	$(1,630,410)	$(1,630,167)
Net loss	—	—	—	—	—	(269,278)	(269,278)
Balance - March 31, 2021 (unaudited)	365,126	$37	2,064,068	$206	$—	$(1,899,688)	$(1,899,445)
Net loss	—	—	—	—	—	(210,332)	(210,332)
Balance - June 30, 2021 (unaudited)	365,126	$37	2,064,068	$206	$—	$(2,110,020)	$(2,109,777)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5:01 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(630,564)	$(479,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from investments held in Trust Account	(117,300)	(7,742)
Income tax benefit	(10,691)	—
Changes in operating assets and liabilities:
Prepaid expenses	57,597	39,946
Accounts payable	116,093	19,890
Franchise tax payable	(144,275)	32,120
Accrued expenses	72,002	36,100
Net cash used in operating activities	(657,138)	(359,296)

Cash Flows from Financing Activities:
Proceeds received from note payable - related party	1,000,000	—
Net cash provided by financing activities	1,000,000	—

Net change in cash	342,862	(359,296)

Cash - beginning of the period	331,273	1,144,548
Cash - end of the period	$674,135	$785,252

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B Common Stock	$3	$—

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

As of June 30, 2022, the Company had not commenced any operations. From the Company’s inception date through June 30, 2022, the Company’s entire activity has been limited to the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering (the “Initial Public Offering”) and Private Placement (as defined below).

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 16, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (subject to the Certificate of Incorporation and applicable law), redeem 100% of the outstanding Public Shares (including any Public Shares in the Initial Public Offering or any Public Shares or shares that the initial stockholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the remaining holders of common stock and the board of directors (the "Board"), proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to the Company’s obligations to provide for claims of creditors and the requirements of applicable law.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $674,000 outside of the Trust Account, approximately $117,000 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $464,000.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $20,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note of $300,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on October 16, 2020. On February 14, 2022, the Company entered into a promissory note (“2022 Note”), in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if the Company’s initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of its initial public offering (as the same may be extended from time to time by the vote of the Company’s stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The 2022 Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the Sponsor. As of June 30, 2022, there was $1,000,000 outstanding under the 2022 Note.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company held no cash equivalents outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). As part of the Private Placement, the Company issued 365,126 shares of Class A common stock to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheets. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 8,256,273 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of approximately $396,000 and $262,000, respectively, which are presented net of valuation allowances of approximately $386,000 and $262,000, respectively.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account, net of franchise tax expenses. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(170,674)	$(40,428)	$(169,703)	$(40,629)

Denominator:
Basic and diluted weighted average common stock outstanding	8,621,399	2,041,953	8,621,399	2,064,068

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.02)	$(0.02)

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(503,367)	$(121,579)	$(386,966)	$(92,644)

Denominator:
Basic and diluted weighted average common stock outstanding	8,621,399	2,052,949	8,621,399	2,064,068

Basic and diluted net loss per common stock	$(0.06)	$(0.06)	$(0.05)	$(0.05)

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

Note 4—Related Party Transactions

Founder Shares

On September 2, 2020, the Sponsor purchased 2,300,000 shares of the Company’s initial common stock, par value $0.0001 per share, for an aggregate price of $20,000. On October 7, 2020, the Company filed its Certificate of Incorporation with the State of Delaware and reclassified the 2,300,000 shares of initial common stock into 2,300,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 300,000 Founder Shares to the extent that the Over-Allotment option is not exercised in full by the underwriters. The underwriters partially exercised their Over-Allotment option on November 12, 2020. On November 30, 2020, the remaining 235,932 Founder Shares subject to forfeiture were forfeited. In October and November 2020, the Sponsor transferred an aggregate of 120,000 Founder Shares to the four independent directors when they joined the Board and in December, amended the terms of such transfer to clarify that such shares remain subject to forfeiture through completion of the Business Combination and expiration of any related lock-up period, subject to acceleration of vesting in certain circumstances. On April 22, 2022, a member of the board of directors (the "Board"), resigned from the Board, effective immediately and 28,750 shares were forfeited. As of June 30, 2022 and December 31, 2021, there were 2,035,318 and 2,064,068 shares outstanding, respectively.

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

On February 14, 2022, the Company entered into the 2022 Note, in favor of the Sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of the Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to the Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of June 30, 2022, there was $1,000,000 outstanding under the 2022 Note.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company's ability to complete a business combination and the value of the Company's securities.

Note 6—Temporary Equity – Class A Common Stock Subject to Possible Redemption

The Company’s Public Shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,256,273 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock issued in the Initial Public Offering, including the Additional Shares, were recognized in Class A common stock subject to possible redemption as follows:

Gross Proceeds	$82,562,730
Less:
Class A common stock issuance costs	(5,091,998)
Plus:
Accretion of carrying value to redemption value	5,091,998
Class A common stock subject to possible redemption	$82,562,730

Note 7—Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 365,126 shares of Class A common stock issued and outstanding, excluding 8,256,273 shares of Class A common stock subject to possible redemption that were classified outside of permanent equity in the accompanying condensed balance sheets (See Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Due to the underwriters partially exercising their Over-Allotment option on November 12, 2020, 235,932 Founder Shares subject to forfeiture were forfeited. Due to the resignation of a Board member, on April 22, 2022, 28,750 Founder Shares were forfeited. As a result of these forfeiture, as of June 30, 2022 and December 31, 2021, the Company had 2,035,318 and 2,064,068 shares of Class B common stock issued and outstanding, respectively.

Note 8—Fair Value Measurements

The following tables presents information about the Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,691,062	$—	$—

December 31, 2021
	Quoted	Significant	Significant
	Prices in	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$82,573,762	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

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

Business Combination

Under our amended and restated certificate of incorporation, if we have not consummated our initial business combination within 24 months of the closing of our IPO, or by October 16, 2022, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of Class A common stock,  Since the closing of our IPO, we have investigated and conducted preliminary due diligence on more than 410 companies (and more extensive due diligence on more than 140 companies) and have negotiated several non-binding letters of intent concerning potential business combinations.

Notwithstanding these efforts, to date, we have been unable to enter into a definitive agreement with respect to our initial business combination, and it continues to be increasingly likely that we will be unable to find a suitable target business and consummate our initial business combination by October 16, 2022.

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

Risks and Uncertainties

The full long-term impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and subsequent waves, including due to variants of the virus, of the pandemic and related advisories and restrictions. These developments and the long-term impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial business combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. Our ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn in part due to decades-high inflation and rising interest rates.

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

Results of Operations

Our entire activity from inception through Initial Public Offering was in preparation for our formation and the Initial Public Offering and since our Initial Public Offering, our entire activity has been limited to the search for a prospective initial business combination, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $211,000, which consisted of approximately $239,000 in general and administrative expenses, approximately $42,000 in general and administrative expenses - related party, $50,000 in franchise tax expense, offset by approximately $109,000 in interest income from investments held in the trust account and approximately $11,000 in income tax benefit.

For the three months ended June 30, 2021, we had a net loss of approximately $210,000, which consisted of approximately $164,000 in general and administrative expenses and approximately $49,000 in franchise tax expense, offset by approximately $3,000 in interest income from investments held in the trust account.

For the six months ended June 30, 2022, we had a net loss of approximately $631,000, which consisted of approximately $568,000 in general and administrative expenses, approximately $92,000 in general and administrative expenses - related party, $99,000 in franchise tax expense, offset by approximately $117,000 in interest income from investments held in the trust account and approximately $11,000 in income tax benefit.

For the six months ended June 30, 2021, we had a net loss of approximately $480,000, which consisted of approximately $389,000 in general and administrative expenses and approximately $98,000 in franchise tax expense, offset by approximately $8,000 in interest income from investments held in the trust account.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had approximately $674,000 cash outside of the trust account, approximately $117,000 of interest income available in the trust account to pay for tax obligations and working capital of approximately $464,000.

There have been no material changes to our material cash requirements as disclosed in our Annual Report on Form 10-K.

We did not have any near-term contractual obligations as of June 30, 2022. Our liquidity needs to date have been satisfied through a capital contribution of $20,000 from our sponsor to purchase the founder shares, the loan under a promissory note of $300,000, which was repaid in full on October 16, 2020, the net proceeds from the consummation of the private placement not held in the trust account, and the loan under a promissory note of $1,000,000, as described below. In addition, in order to finance transaction costs in connection with a business combination, our officers, directors and initial stockholders may, but are not obligated to, provide working capital.

On February 14, 2022, we entered into a promissory note (“2022 Note”), in favor of our sponsor. The 2022 Note has an original principal amount of $1,000,000, is non-convertible, does not bear interest, and will mature on the earlier of (i) the winding up of our Company if our initial potential business combination has not been consummated on or before the 24 month anniversary of the closing of our initial public offering (as the same may be extended from time to time by the vote of our stockholders) or (ii) the closing of an initial business combination. The 2022 Note may be prepaid in whole or in part at any time. The Note contains customary events of default, including, among others, those relating to our Company’s failure to make a payment of principal when due and to perform any other obligations that is not timely cured after written notice of such default from the sponsor. As of June 30, 2022, there was $1,000,000 outstanding under the 2022 Note.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K. There have been no significant changes in the application of our critical accounting estimates during the three months ended June 30, 2022.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 16, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our IPO, or October 16, 2022. Since the closing of our IPO, we have investigated and conducted preliminary due diligence on more than 410 companies (and more extensive due diligence on more than 140 companies) and have negotiated several non-binding letters of intent concerning potential business combinations. Notwithstanding these efforts, to date, we have been unable to enter into a definitive agreement with respect to a business combination, and it continues to be increasingly likely that we will be unable to find a suitable target business and consummate our initial business combination by October 16, 2022.

Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic and its variants continues to evolve both in the United States and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic, the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and resulting sanctions and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Finally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability (collectively, the "Macroeconomic Conditions"). For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates and inflation, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty. If the equity and credit markets deteriorate, including as a result of Macroeconomic Conditions, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive, and may limit our ability to complete our initial business combination.

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

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the SEC. For example, the SEC has issued multiple statements regarding the accounting and reporting considerations for special purpose acquisition companies, and in response, we filed the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, with the SEC on December 9, 2021, and the Amendment No.1 to our Quarterly Report on Form 10-Q as of and for the period ended September

30, 2021, with the SEC on December 9, 2021. For additional details, refer to the risk factor in our Annual Report on Form 10-K titled “We have previously identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” Compliance with, and monitoring of, such developments and other applicable laws and regulations may be difficult, time consuming and costly. Those developments, laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with such developments, applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations and our ability to complete a business combination.

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

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the trust account have been invested by the trustee only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries.   Nevertheless, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, more than 18 months have passed since our registration statement for our initial public offering was declared effective by the SEC and we do not currently have an agreement in place with a target for a business combination. As a result, it continues to be increasingly likely that we will be unable to complete our business combination within the 24-month period. As a result, if the 2022 Proposed Rules are adopted as proposed or in similar form, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical tensions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets and by Macroeconomic Conditions.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022 and due to Macroeconomic Conditions. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict has and could continue to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could have a material adverse effect on the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical tensions resulting from the Russian invasion of Ukraine and subsequent sanctions, and Macroeconomic Conditions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination since we are targeting target early stage North American or European companies in the biotechnology sector of the healthcare industry. The extent and duration of the Macroeconomic Conditions and the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may continue to be materially adversely affected.

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

5:01 ACQUISITION CORP.

Dated: August 12, 2022	By:	/ s/ Rebecca L. Lucia
	Name:	Rebecca L. Lucia
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)